Form 10-Q
period 2005-06-30
Foundation Coal CORP
filed 2005-08-15
CIK 1310023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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
(Registrant’s telephone number, including area code) (410) 689-7500

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

The Registrant’s common equity is not publicly traded. The common stock of the Registrant’s ultimate parent, Foundation Coal Holdings, Inc., began trading on the New York Stock Exchange on December 9, 2004. There were 44,630,047 shares of Foundation Coal Holdings, Inc. common stock outstanding on August 5, 2005. There were 100 shares of Foundation Coal Corporation common stock outstanding on August 5, 2005, all held by it’s parent FC2 Corp. which are not publicly traded.

Part I—FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we”, “our”, “us” and similar terms refer to Foundation Coal Corporation and its consolidated subsidiaries.

ITEM 1.   FINANCIAL STATEMENTS

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Statements of Consolidated Operations and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
	Successor	Predecessor
Revenues:
Coal sales	$324,537	$252,054
Other revenue	4,941	101
Total revenues	329,478	252,155
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	241,268	216,308
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	8,958	10,477
Accretion on asset retirement obligations	2,044	1,723
Depreciation, depletion and amortization	52,694	27,469
Amortization of coal supply agreements	(23,137)	3,829
Income (loss) from operations	47,651	(7,651)
Other income (expense):
Interest expense	(14,424)	(6,293)
Loss on termination of hedge accounting for interest rate swaps	—	(82)
Mark-to-market gain on interest rate swaps	—	8,970
Interest income	180	429
Income (loss) before income tax (expense) benefit	33,407	(4,627)
Income tax (expense) benefit	(13,024)	2,432
Income (loss) from continuing operations	20,383	(2,195)
Loss from discontinued operations, net of income tax benefit of $1,090 in 2004	—	(477)
Gain on disposal of discontinued operations, net of income tax expense of $4,913	—	20,783
Net income	20,383	18,111
Components of comprehensive income:
Unrealized loss on interest rate swaps, net of tax benefit of $293 in 2005	(413)	—
Comprehensive income	$19,970	$18,111

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Statements of Consolidated Operations and Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	Successor	Predecessor
Revenues:
Coal sales	$624,558	$474,033
Other revenue	10,426	4,429
Total revenues	634,984	478,462
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	456,498	413,468
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	20,389	20,888
Accretion on asset retirement obligations	4,084	3,446
Depreciation, depletion and amortization	107,494	52,486
Amortization of coal supply agreements	(46,516)	7,795
Income (loss) from operations	93,035	(19,621)
Other income (expense):
Interest expense	(28,677)	(16,264)
Loss on termination of hedge accounting for interest rate swaps	—	(48,854)
Mark-to-market gain on interest rate swaps	—	5,804
Interest income	302	1,202
Income (loss) before income tax (expense) benefit	64,660	(77,733)
Income tax (expense) benefit	(25,235)	29,444
Income (loss) from continuing operations	39,425	(48,289)
Income from discontinued operations, net of income tax expense of $546 in 2004	—	2,315
Gain on disposal of discontinued operations, net of income tax expense of $4,913	—	20,783
Net income (loss)	39,425	(25,191)
Components of comprehensive income:
Unrealized gain on interest rate swaps, net of tax expense of $260 in 2005 and $16,890 in 2004	416	28,820
Comprehensive income	$39,841	$3,629

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,206	$25,043
Trade accounts receivable, net of allowance ($217 in 2005 and 2004, respectively)	102,238	66,484
Inventories, net	67,784	39,718
Deferred income taxes	15,145	15,145
Other current assets	22,365	27,821
Total current assets	234,738	174,211
Owned surface lands	28,501	29,171
Plant, equipment and mine development costs, net	514,981	487,495
Owned and leased mineral rights, net	1,219,410	1,282,989
Coal supply agreements, net	69,323	84,508
Other noncurrent assets	36,770	41,586
Total assets	$2,103,723	$2,099,960
LIABILITIES
Current liabilities:
Trade accounts payable	$29,897	$30,512
Accrued expenses and other current liabilities	163,345	155,541
Total current liabilities	193,242	186,053
Long-term debt	685,000	685,000
Deferred income taxes	140,664	133,828
Coal supply agreements, net	119,824	178,210
Postretirement benefits	457,442	449,683
Other noncurrent liabilities	212,517	211,455
Total liabilities	1,808,689	1,844,229
Commitments and contingencies (Note 17)
STOCKHOLDER EQUITY
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding at June 30, 2005 and at December 31, 2004	—	—
Additional paid-in capital	241,572	241,993
Retained earnings	53,489	14,064
Unearned restricted stock compensation	(117)	—
Accumulated other comprehensive income (loss)	90	(326)
Total stockholder equity	295,034	255,731
Total liabilities and stockholder equity	$2,103,723	$2,099,960

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Statements of Consolidated Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	Successor	Predecessor
Operating activities:
Net income (loss)	$39,425	$(25,191)
Loss from discontinued operations	—	(23,098)
Income (loss) from continuing operations	39,425	(48,289)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion on asset retirement obligations	4,084	3,446
Depreciation, depletion and amortization	60,978	60,281
Amortization of deferred financing costs	1,547	—
Gain on sale of assets	—	(683)
Non-cash restricted stock compensation	394	—
Non-cash mark-to-market adjustment for interest rate swap	—	(5,804)
Non-cash expense from termination of hedge accounting for interest rate swap	—	48,854
Deferred income taxes	6,577	(27,402)
Other	265	—
Changes in operating assets and liabilities:
Trade accounts receivable	(35,754)	(20,634)
Inventories, net	(28,066)	(4,471)
Other current assets	4,524	5,472
Other noncurrent assets	3,944	1,982
Trade accounts payable	(615)	1,601
Accrued expenses and other current liabilities	2,113	19,025
Noncurrent liabilities	3,066	(8,306)
Net cash provided by continuing operations	62,482	25,072
Net cash provided by discontinued operations	—	6,973
Net cash provided by operating activities	62,482	32,045
Investing activities:
Purchases of property, plant and equipment	(65,093)	(50,452)
Proceeds from disposition of property, plant and equipment	4,774	2,029
Net cash used in continuing operations	(60,319)	(48,423)
Net cash provided by discontinued operations	—	184,988
Net cash (used in) provided by investing activities	(60,319)	136,565
Financing activities:
Proceeds from revolving credit facility	60,000	—
Repayment of revolving credit facility	(60,000)	—
Repayment of long-term debt	—	(358,024)
Repayment of capital lease obligations	—	(821)
Net decrease in cash pledged on debt	—	20,000
Early extinguishment of debt and interest rate swap termination	—	(48,854)
Net decrease in cash on deposit with the Predecessor	—	233,023
Net cash used in financing activities	—	(154,676)
Net (decrease) increase in cash and cash equivalents	2,163	13,934
Cash and cash equivalents at beginning of period	25,043	7,649
Cash and cash equivalents at end of period	$27,206	$21,583
Supplemental cash flow information:
Cash paid for interest	$23,812	$22,372
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements
(Unaudited, dollars in thousands)

(1)   Basis of Presentation of Financial Statements

The following interim consolidated financial statements of Foundation Coal Corporation and Subsidiaries (“FCC” or the “Company”) are unaudited and prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles as long as the statements are not misleading. In the opinion of management, these financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of the periods presented. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred taxes; reserves for contingencies and litigation; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results. The operating results for the three and six months ended June 30, 2005 may not necessarily be indicative of the results to be expected in future quarters for the year ended December 31, 2005.

Foundation Coal Holdings, Inc. and its indirect wholly owned subsidiary FCC were formed to acquire the North American coal mining assets of RAG American Coal Holding, Inc., a wholly owned subsidiary of RAG Coal International AG (“RAG”), which acquisition closed on July 30, 2004 (the “acquisition”). The acquisition was accounted for using the purchase method of accounting whereby identifiable assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The Company has performed the preliminary purchase price allocation based on the results of an independent appraisal performed by a reputable consulting firm well known in the industry. Certain judgments and estimates by the Company regarding future cash flows from individual mine sites and other plans are integral to the valuations performed by the valuation specialists. The appraisal was completed during the first quarter of 2005 and the results of are being evaluated by management. The final purchase price allocation, which management anticipates will be competed in the third quarter of 2005, is not expected to vary significantly from the preliminary allocation.

RAG American Coal Holding, Inc. had two primary operating units: Riverton Coal Production, Inc. and subsidiaries (“RCP”) and RAG American Coal Company, LLC and subsidiaries (“RACC”). On February 29, 2004, RACC signed a definitive Stock Purchase Agreement to sell RAG Coal AG’s Colorado

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

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

The following provides a description of the basis of presentation during all periods presented:

“Successor”—represents the consolidated financial position of Foundation Coal Corporation and consolidated subsidiaries as of June 30, 2005 and December 31, 2004, and the consolidated results of operations and cash flows for the three and six month period ended June 30, 2005. Foundation Coal Corporation had no significant activities until the acquisition on July 30, 2004.

“Predecessor”—represents the consolidated results of operations and cash flows of RAG American Coal Holding, Inc. and subsidiaries for all periods prior to the acquisition. This presentation reflects the historical basis of accounting.

The consolidated financial statements as of and for the period ended June 30, 2005 and December 31, 2004 reflect the acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

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

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

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

The FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” in March of 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

(3)   Inventories

Inventories consisted of the following:

	At June 30, 2005	At December 31, 2004
	(Unaudited)
Saleable coal	$15,035	$11,609
Raw coal	838	2,893
Work-in-process (deferred overburden)	38,893	13,889
Materials and supplies	20,756	18,983
	75,522	47,374
Less materials and supplies reserve for obsolescence	(7,738)	(7,656)
	$67,784	$39,718

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

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

(4)   Other Current Assets

Other current assets consisted of the following:

	At June 30, 2005	At December 31, 2004
	(Unaudited)
Prepaid royalties	$3,391	$3,142
Prepaid longwall move expense	5,863	7,497
Prepaid SO2 emission allowances	1,030	780
Prepaid expenses	7,117	12,886
Other	4,964	3,516
	$22,365	$27,821

(5)   Property, Plant, Equipment and Owned and Leased Mineral Rights

Property, plant, equipment and owned and leased mineral rights consisted of the following:

	At June 30, 2005	At December 31, 2004
	(Unaudited)
Owned surface and coal lands
Owned surface lands	$28,501	$29,171
Owned and leased mineral rights	$1,337,272	$1,336,557
Less accumulated depletion	(117,862)	(53,568)
	$1,219,410	$1,282,989
Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$583,378	$518,525
Mine development costs	12,453	6,196
Coal bed methane equipment and development costs	3,409	3,959
	599,240	528,680
Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(83,517)	(40,898)
Mine development costs	(397)	(108)
Coal bed methane equipment and development costs	(345)	(179)
	(84,259)	(41,185)
	$514,981	$487,495

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

(6)   Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	At June 30, 2005	At December 31, 2004
	(Unaudited)
Receivables from asset dispositions	$4,746	$5,863
Prepaid major repairs	2,417	737
Unamortized debt issuance costs, net	22,426	24,162
Advance mining royalties	2,764	2,620
Work-in-process coal inventory (deferred overburden)	—	3,576
Prepaid longwall development	1,633	1,633
Fair value of interest rate swaps	1,206	530
Other	1,578	2,465
	$36,770	$41,586

(7)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	At June 30, 2005	At December 31, 2004
	(Unaudited)
Accrued federal and state income taxes	$6,044	$3,815
Accrued sales contract settlements	—	7,431
Wages and employee benefits	30,818	27,977
Pension benefits	6,903	5,970
Postretirement benefits other than pension	23,000	21,350
Interest	9,092	9,065
Royalties	7,414	8,657
Taxes other than income taxes	28,523	28,328
Asset retirement obligations	4,555	4,398
Workers’ compensation	9,728	9,717
Other	37,268	28,833
	$163,345	$155,541

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

(8)   Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	At June 30, 2005	At December 31, 2004
	(Unaudited)
Postemployment benefits	$5,785	$6,365
Pension benefits	44,377	43,987
Workers’ compensation	19,614	18,938
Minimum royalty obligations	95	876
Black lung reserves	5,392	4,972
Contract settlement accrual	24,022	26,672
Asset retirement obligations	104,051	100,202
Deferred production tax	6,884	7,144
Deferred credits and other	2,297	2,299
	$212,517	$211,455

(9   Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	At June 30, 2005	At December 31, 2004
	(Unaudited)
Changes in fair value of hedge instruments, net of tax of $260	$416	$—
Minimum pension liability adjustments, net of tax of $192	(326)	(326)
	$90	$(326)

(10)   Pension and Postretirement Benefit Plans

Components of Net Periodic Pension Costs

Net periodic pension costs included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	Successor	Predecessor	Successor	Predecessor
Service cost	$1,607	$1,417	$2,888	$2,709
Interest cost	3,343	2,805	5,903	5,513
Expected return on plan assets	(3,418)	(2,631)	(5,667)	(4,764)
Amortization of:
Prior service cost	—	10	—	20
Actuarial losses	186	842	207	1,950
	1,718	2,443	3,331	5,428
Less: amounts allocated to discontinued operations	—	(81)	—	(569)
Total from continuing operations	$1,718	$2,362	$3,331	$4,859

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

Components of Net Periodic Postretirement Benefit Costs

Net periodic postretirement medical and life insurance are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	Successor	Predecessor	Successor	Predecessor
Service cost	$1,921	$1,793	$3,956	$3,450
Interest cost	7,866	7,774	16,331	15,000
Amortization of:
Prior service cost	—	118	—	300
Actuarial losses	—	3,845	—	6,614
	9,787	13,530	20,287	25,364
Less: amounts allocated to discontinued operations	—	(46)	—	(324)
Total from continuing operations	$9,787	$13,484	$20,287	$25,040

The Company’s postretirement medical and life insurance plans are unfunded.

(11)   Pneumoconiosis (Black Lung) Expense and Trust

The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	Successor	Predecessor	Successor	Predecessor
Service cost	$84	$132	$168	$265
Interest cost	211	322	422	644
Expected return on plan assets	(145)	(243)	(290)	(487)
Amortization of:
Transition asset	—	(69)	—	(138)
Prior service cost	—	34	—	68
Actuarial losses	60	148	120	296
	210	324	420	648
Less: amounts allocated to discontinued operations	—	(2)	—	(14)
Total from continuing operations	$210	$322	$420	$634

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

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method required by SFAS No. 123, the Company’s net income would have been changed to the pro forma amounts as indicated in the following table. The Predecessor had no stock option plans; therefore, no Predecessor information is presented.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$20,167	$39,102
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	47	235
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(227)	(603)
Pro forma net income	$19,987	$38,734

The Company granted restricted stock performance unit awards (“performance units”) to certain key employees in March 2005. All of the performance units granted are subject to continued employment and vest on each December 31, beginning December 31, 2005 and ending on December 31, 2007 contingent upon the achievement of certain annual performance targets. Shares of common stock are then awarded in March of the year following the final vesting period. Compensation expense of approximately $80 and $370 (pretax) were recorded for the three and six months ended June 30, 2005 for the initial year’s performance units that management expects will vest on December 31, 2005.

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

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

On September 30, 2004, the Successor entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85,000. The term of these swaps is for three years. Under these swaps, the Company receives a variable rate of three month US dollar LIBOR and pays a fixed rate of 3.26%. Settlement of interest payments occurs quarterly. The Company was required to enter into these swaps in order to maintain at least 50% of its outstanding debt at a fixed rate as required by the Senior Credit Facility. These swap agreements essentially convert $85,000 of the Company’s variable rate borrowings under the Senior Credit Facility to fixed rate borrowings for a three year period beginning September 30, 2004. Effective January 1, 2005, the Company designated these interest rate swaps as cash flow hedges of the variable interest payments due on $85,000 of its variable rate date through September 2007 under SFAS No 133, Accounting for Derivative Financial Instruments and Hedging Activities upon completion of the effectiveness testing and related documentation. As of June 30, 2005, the fair value of this cash flow hedge was $1,206 which was recorded as a noncurrent asset and the offsetting unrealized gain of $416, net of tax expense was recorded in accumulated other comprehensive income. At December 31, 2004, the fair value of these swaps was $530 which was recorded as a noncurrent asset.

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

The following table is a reconciliation of the Company’s asset retirement obligation (“ARO”) liability from January 1, 2005 through June 30, 2005:

Asset retirement obligation, January 1, 2005	$104,600
Accretion expense	4,084
Revisions in estimated cash flows	903
Payments	(981)
Asset retirement obligation, June 30, 2005	$108,606

The current portions of the asset retirement obligation liabilities of $4,555 and $4,398 at June 30, 2005 and December 31, 2004, respectively, are included in accrued expenses and other current liabilities as illustrated in Note 7. There were no assets that were legally restricted for purposes of settling asset retirement obligations at June 30, 2005 or December 31, 2004, respectively.

(15)   Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers. The Company operates only in the United States with mines in all of the major coal basins. The Company has three reportable business segments: Northern Appalachia, consisting of two

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

underground mines in southwestern Pennsylvania, Central Appalachia, consisting of six underground mines and two surface mines in southern West Virginia and the Powder River Basin, consisting of two surface mines in Wyoming. Other includes an underground mine in Illinois, centralized sales functions, corporate overhead, business development activities, expenses for closed mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on operating income.

Successor:

Operating segment results for the three months ended June 30, 2005 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$72,131	$124,167	$113,800	$19,380	$329,478
Income from operations	(2,219)	39,370	30,264	(19,764)	47,651
Depreciation, depletion and amortization	17,466	17,778	15,568	1,882	52,694
Amortization of coal supply agreements	4,365	(14,399)	(10,920)	(2,183)	(23,137)
Capital expenditures	7,348	8,208	11,887	1,122	28,565
Total assets	$588,156	$971,775	$497,604	$46,188	$2,103,723

Predecessor:

Operating segment results for the three months ended June 30, 2004 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$76,128	$82,076	$73,116	$20,835	$252,155
Income from operations	13,400	3,306	(3,250)	(21,107)	(7,651)
Depreciation, depletion and amortization	4,759	12,877	8,241	1,592	27,469
Amortization of coal supply agreements	3,258	198	—	373	3,829
Capital expenditures	2,270	14,644	7,336	653	24,903
Total assets	$423,969	$649,374	$246,931	$115,945	$1,436,219

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

Successor:

Operating segment results for the six months ended June 30, 2005 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$154,707	$238,156	$199,426	$42,695	$634,984
Income from operations	3,339	81,842	43,234	(35,380)	93,035
Depreciation, depletion and amortization	37,022	37,363	29,405	3,704	107,494
Amortization of coal supply agreements	9,008	(30,900)	(23,035)	(1,589)	(46,516)
Capital expenditures	17,397	21,471	24,648	1,577	65,093
Total assets	$588,156	$971,775	$497,604	$46,188	$2,103,723

Predecessor:

Operating segment results for the six months ended June 30, 2004 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$155,919	$136,613	$140,118	$45,812	$478,462
Income from operations	26,120	(8,110)	(3,250)	(34,381)	(19,621)
Depreciation, depletion and amortization	9,430	23,886	16,049	3,121	52,486
Amortization of coal supply agreements	6,647	331	—	817	7,795
Capital expenditures	10,539	25,693	11,483	2,738	50,453
Total assets	$423,969	$649,374	$246,931	$115,945	$1,436,219

(16)   Other Revenue

Other revenue consisted of the following:

	Three Months Ended June 30,		Six Month Ended June 30,
	2005	2004	2005	2004
	Successor	Predecessor	Successor	Predecessor
Royalty income	$390	$683	$567	$1,506
Synfuel fees	1,845	1,012	3,222	2,012
Coalbed methane	1,372	963	2,709	1,100
Transloading and plant processing fees	446	401	1,576	759
Gain (loss) on disposition of assets	(39)	237	(39)	683
Other	927	(3,195)	2,391	(1,631)
	$4,941	$101	$10,426	$4,429

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

(17)   Commitments and Contingencies

Asset Retirement Obligations (formerly Reclamation and Mine Closure)

At June 30, 2005, the Company’s accruals for reclamation and mine closure totaled $108,606. The portion of the costs expected to be incurred within a year of $4,555 at June 30, 2005 is included in accrued expenses and other current liabilities. At June 30, 2005, these regulatory obligations are secured by surety bonds in the amount of $229,567. These surety bonds are partially collateralized by letters of credit issued by the Company.

Guarantees

One of our former parent companies, Cyprus Amax Minerals Company, remains a guarantor with regard to future minimum royalties payable under leases through the first quarter 2006 to Blackhawk Coal Company, an affiliate of American Electric Power. Under the terms of the Stock Purchase Agreement, dated May 12, 1999 between RAG Coal International AG and Cyprus Amax Minerals Company, the Predecessor guaranteed Cyprus Amax’ performance under this obligation by issuing an irrevocable letter of credit to secure the minimum royalty payments still due. The Company assumed this guarantee in the acquisition. The amount of this letter of credit is reduced as the Company makes the scheduled payments. At June 30, 2005 and December 31, 2004, the letter of credit amount was $3,000 and $6,000, respectively.

Neweagle Industries, Inc. (“Neweagle”) is a wholly-owned indirect subsidiary of the Company. Starting in early 2001, Neweagle supplied and sold coal to Arch Coal Sales Company, Inc. (“Arch Sales”) pursuant to a Conditional Coal Supply Agreement dated October 1, 1996 (CCSA). This coal was in turn resold by Arch Sales under a separate and distinct Coal Sales Agreement dated October 1, 1989 (“Rocky Mount Contract”) with Cogentrix of Rocky Mount, Inc. (“Cogentrix”) as the buyer. On March 23, 2003, the Predecessor (now known as Foundation American Coal Holding, Inc.) conditionally issued to Arch Sales a Guaranty and Indemnity (“Guaranty”) of Neweagle’s performance under the CCSA, and also agreed to indemnify Arch Sales and its affiliates and other parties for any liability related to the Rocky Mount Contract. As part of a global settlement of litigation relating to numerous issues between affiliates of the Predecessor and Arch Sales, a Mutual Release and Settlement Agreement (“MRSA”) was executed  effective November 12, 2004. Pursuant to the MRSA, the CCSA and the Guaranty were terminated. Also pursuant to the MRSA, Neweagle agreed to continue selling and supplying coal to Arch in the quantities required under the Rocky Mount Contract for re-sale by Arch to Cogentrix thereunder. The MRSA also was executed by the Predecessor (now known as Foundation American Coal Holding, Inc.) As a signatory to the MRSA, Foundation American Coal Holding, Inc. and Neweagle agreed to indemnify, defend, and save harmless Arch and its affiliates from any non-performance, default or breach of (i) Neweagle’s obligation to supply coal to Arch Sales under the MSRA and (ii) for so long as the MRSA remains in force, any default, breach, or non-fulfillment of Arch Sales contract obligations under the Rocky Mount Contract as a result of acts or omissions (other than by Cogentrix) occurring on or after November 12, 2004.

Neweagle Industries, Inc., Neweagle Coal Sales Corp., Laurel Creek Co., Inc. and Rockspring Development, Inc. (“Sellers”) are wholly-owned indirect subsidiaries of the Company. The Sellers sell coal to Birchwood Power Partners, L.P. (“Birchwood”) under a Coal Supply Agreement dated July 22, 1993

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

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

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

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

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

Successor
Unaudited Supplemental Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$3	$—	$329,475	$—	$329,478
Costs and expenses:
Cost of sales (excludes depreciation depletion and amortization)	150	38	241,080	—	241,268
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	4,602	—	4,356	—	8,958
Accretion on asset retirement obligations	—	—	2,044	—	2,044
Depreciation, depletion and amortization	—	—	52,694	—	52,694
Amortization of coal supply agreements	—	—	(23,137)	—	(23,137)
Income (loss) from operations	(4,749)	(38)	52,438	—	47,651
Other income (expense):
Interest expense:
Debt and other	(140)	(11,499)	(2,785)	—	(14,424)
Intercompany	(1,249)	5,108	(3,859)	—	—
Interest income	112	—	68	—	180
Income (loss) from operations before income taxes	(6,026)	(6,429)	45,862	—	33,407
Income tax expense	(10,586)	(2,348)	(90)	—	(13,024)
Income (loss) from continuing operations	(16,612)	(8,777)	45,772	—	20,383
Equity in earnings of investments in issuer and guarantor subsidiaries	36,995	34,907	—	(71,902)	—
Net income (loss)	$20,383	$26,130	$45,772	$(71,902)	$20,383

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

Successor
Unaudited Supplemental Condensed Consolidated Statements of Operations
For the Six Months Ended June 30, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$3	$—	$634,981	$—	$634,984
Costs and expenses:
Cost of sales (excludes depreciation depletion and amortization)	150	76	456,272	—	456,498
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	11,969	—	8,420	—	20,389
Accretion on asset retirement obligations	—	—	4,084	—	4,084
Depreciation, depletion and amortization	—	—	107,494	—	107,494
Amortization of coal supply agreements	—	—	(46,516)	—	(46,516)
Income (loss) from operations	(12,116)	(76)	105,227	—	93,035
Other income (expense):
Interest expense:
Debt and other	(281)	(22,847)	(5,549)	—	(28,677)
Intercompany	(2,617)	10,234	(7,617)	—	—
Interest income	164	—	138	—	302
Income (loss) from operations before income taxes	(14,850)	(12,689)	92,199	—	64,660
Income tax expense	(21,774)	(3,368)	(93)	—	(25,235)
Income (loss) from continuing operations	(36,624)	(16,057)	92,106	—	39,425
Equity in earnings of investments in issuer and guarantor subsidiaries	76,049	72,715	—	(148,764)	—
Net income (loss)	$39,425	$56,658	$92,106	$(148,764)	$39,425

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

Successor
Unaudited Supplemental Condensed Consolidated Balance Sheets

June 30, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$27,184	$—	$22	$—	$27,206
Trade accounts receivable, net	(146)	—	102,384	—	102,238
Inventories, net	—	—	67,784	—	67,784
Deferred income taxes	—	5,569	9,576	—	15,145
Other current assets	(41,334)	(686)	64,385	—	22,365
Total current assets	(14,296)	4,883	244,151	—	234,738
Owned surface lands	—	—	28,501	—	28,501
Plant, equipment and mine development costs, net	—	—	514,981	—	514,981
Owned and leased mineral rights, net	1,035	—	1,218,375	—	1,219,410
Coal supply agreements, net	—	—	69,323	—	69,323
Other noncurrent assets	435,887	475,628	542,224	(1,416,969)	36,770
Total assets	$422,626	$480,511	$2,617,555	$(1,416,969)	$2,103,723
Current liabilities:
Trade accounts payable	$1,706	$9	$28,182	$—	$29,897
Accrued expenses and other current liabilities	15,413	11,947	135,985	—	163,345
Total current liabilities	17,119	11,956	164,167	—	193,242
Long-term debt	—	685,000	—	—	685,000
Deferred income taxes	6,577	126,139	7,948	—	140,664
Coal supply agreements, net	—	—	119,824	—	119,824
Other noncurrent liabilities	103,896	(438,097)	1,625,338	(621,178)	669,959
Total liabilities	127,592	384,998	1,917,277	(621,178)	1,808,689
Stockholder equity	295,034	95,513	700,278	(795,791)	295,034
Total liabilities and stockholder equity	$422,626	$480,511	$2,617,555	$(1,416,969)	$2,103,723

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

Successor
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$29,474	$—	$33,008	$62,482
Investing activities
Purchases of property, plant and equipment	—	—	(65,093)	(65,093)
Proceeds from disposition of property, plant and equipment	—	—	4,774	4,774
Net cash used in investing activities	—	—	(60,319)	(60,319)
Financing activities:
Proceeds from revolving credit line	—	60,000	—	60,000
Repayment of revolving credit line	—	(60,000)	—	(60,000)
Net cash provided by (used in) financing activities	—	—	—	—
Net increase (decrease) in cash and cash equivalents	29,474	—	(27,311)	2,163
Cash and cash equivalents at beginning of period	(2,290)	—	27,333	25,043
Cash and cash equivalents at end of period	$27,184	$—	$22	$27,206

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Our primary product is steam coal, sold primarily to electric power generators located in the United States. Approximately 9% of our coal sales revenue for the six months ended June 30, 2005 and 8% of our pro-forma 2004 sales revenue was made from the sale of metallurgical coal to the domestic and export metallurgical coal markets where it is used to make coke for steel production.

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

The following provides a description of the basis of presentation during all periods presented:

Successor—represents the consolidated financial position of Foundation Coal Corporation as of December 31, 2004 and June 30, 2005, our consolidated results of operations for the quarter ended June 30, 2005 and our consolidated results of operations and cash flows for the six months ended June 30, 2005. Our consolidated financial position at December 31, 2004 and June 30, 2005, and our consolidated results of operations for the quarter and six months ended June 30, 2005 reflect our preliminary estimates of purchase price allocation based on preliminary appraisals prepared by independent valuation specialists and preliminary employee benefit valuations prepared by independent actuaries. Deferred income taxes have been provided in the consolidated balance sheet based on our best estimates of the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. The amounts that we may record based on the final assessment and determination of fair values may differ from the information presented in the consolidated balance sheets as of December 31, 2004 and June 30, 2005, and the consolidated statements of operations for the quarter and six months ended June 30, 2005. The application of purchase accounting to the acquired assets of RAG American Coal Holding, Inc. resulted in increases to owned and leased mineral rights, surface lands, coal inventories, and the asset arising from recognition of asset retirement obligations. It resulted in decreases to plant and equipment and current deferred taxes. In addition, the historical cost assigned to deferred overburden in the acquired asset balance sheet was eliminated. The values assigned to uncovered and partially covered coal lands considered the stage of the mining process in which these two groups of coal lands were at the acquisition date. The application of purchase accounting to the acquired liabilities of RAG American Coal Holding, Inc. resulted in increases to postretirement health care obligations, pension obligations, black lung obligations, asset retirement obligations and noncurrent deferred taxes. Separate assets or liabilities were established to reflect the valuation of above or below market coal supply agreements in relation to market price curves. With regard to consolidated results of operations for the quarter and six months ended June 30, 2005, the principal effects of the application of purchase accounting, in comparison to reporting for historical periods, were to decrease the cost of coal sold due to lower expenses for postretirement health care and pensions, to decrease the cost of coal sold for net deferrals of deferred overburden costs, to decrease net amortization expense for coal supply agreements which is now a credit because our contracts at acquisition represented a net liability, and to increase the cost of depletion expense for owned and leased mineral rights.

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

Pro forma—To facilitate second quarter to second quarter  ans six months to six months comparisons throughout management’s discussion and analysis, we discuss “pro forma” results for the quarter and six months ended June 30, 2004. The pro forma results present the second quarter and first six months of 2004 as if Foundation Coal Corporation: (a) acquired RAG American Coal Holding, Inc. on January 1, 2004; (b) completed the Initial Public Offering on January 1, 2004; and transacted the sale of the RAG Colorado Business Unit and associated repayment of Predecessor bank debt and settlement of Predecessor interest rate swaps on December 31, 2003. Pro-forma amounts are not recognized measures under GAAP and do not purport to be alternatives to GAAP operating measures. Management believes that the discussion of pro forma operating results is important to the readers of the financial statements to understand key operating trends in comparing the second quarter of 2005 to the second quarter of 2004 and the six months ended June 30, 2005 to the six months ended June 30, 2004. In the following sections tables present unaudited results of operations for the Successor for the quarter ended June 30, 2005, unaudited results of operations for the Predecessor on a pro forma basis as described above for the quarter ended June 30, 2004, unaudited results of operations for the Successor for the six months ended June 30, 2005, and unaudited results of operations for the Predecessor on a pro forma basis as described above for the six months ended June 30, 2004

Quarter ended June 30, 2005—Successor compared to quarter ended June 30, 2004—Predecessor

As previously described there are significant differences in the basis of financial reporting between the Successor and Predecessor periods as a result of the purchase of RAG American Coal Holding, Inc. by Foundation Coal Corporation on July 30, 2004, and the resultant application of purchase accounting to the assets and liabilities acquired. The Successor reported income from continuing operations of $20.2 million for the quarter ended June 30, 2005 whereas the Predecessor reported a loss from continuing operations of $2.2 million for the quarter ended June 30, 2004.

During the prior year second quarter the Predecessor experienced below normal coal production from our Northern Appalachia mines which was the primary reason for the loss from continuing operations. The impact of below normal production was partly offset by a mark-to-market gain from interest rate swaps of approximately $4.2 million after income tax.

During the second quarter of 2005, the Successor achieved stronger production and tons sold, enjoyed significantly higher per ton sales realizations and received the benefit of a net credit from amortization of coal supply agreements, reflecting amortization of a net liability established for below market contracts in purchase accounting. Year-to-year increases in cost of coal sales and depreciation, depletion and amortization were more than absorbed by higher coal sales revenues. The operating trends discussed in the following section, Historical quarter ended June 30, 2005 compared to pro forma quarter ended June 30, 2004, also apply to comparisons of the Successor and Predecessor periods for the quarters ended June 30, 2005 and 2004, respectively.

Historical and Pro Forma
Consolidated Condensed Statements of Operations
(Dollars in millions)
(Unaudited)

	Successor	Predecessor			Pro Forma
	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004	Pro Forma Adjustments		Quarter Ended June 30, 2004
Revenues	$329.5	$252.1	$(0.2	)(a)	$251.9
Cost of coal sales	241.3	216.3	(13.9	)(b)	202.4
Selling, general & administrative expense	9.0	10.5	(1.3	)(c)	9.2
Accretion on asset retirement obligations	2.0	1.7	0.4	(d)	2.1
Depreciation, depletion & amortization	52.7	27.4	24.9	(e)	52.3
Amortization of coal supply agreements	(23.1)	3.8	(45.4	)(f)	(41.6)
Income (loss) from operations	47.6	(7.6)	35.1		27.5
Interest expense	(14.4)	(6.3)	(6.7	)(g)	(13.0)
Interest income	0.2	0.4	—		0.4
Loss on termination of hedge accounting for interest rate swaps	—	(0.1)	0.1	(h)	—
Mark-to-market gain on interest rate swaps	—	9.0	(9.0	)(h)	—
Income (loss) before income taxes	33.4	(4.6)	19.5		14.9
Income tax (expense) benefit	(13.0)	2.4	(9.6	)(i)	(7.2)
Income (loss) from continuing operations	20.4	(2.2)	9.9		7.7
Income from discontinued operations, net of income tax expense	—	20.3	(20.3	)(h)	—
Net income (loss)	$20.4	$18.1	$(10.4)		$7.7

(a)           Reflects the elimination of royalty income as a result of purchase accounting

(b)          Reflects an adjustment of $9.2 million of overburden removal costs reflected on depreciation, depletion and amortization as a result of purchase accounting, $4.7 million of elimination of actuarial losses on pension and other postretirement benefits as a result of purchase accounting.

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

Historical quarter ended June 30, 2005 compared to pro forma quarter ended June 30, 2004

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Successor	Pro Forma
	Quarter	Quarter
	Ended	Ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Amount	Percent
	(Unaudited, in millions, except per ton data)
Coal sales	$324.5	$252.1	$72.4	28.7%
Other revenue	5.0	(0.2)	5.2	260.0%
Total revenues	$329.5	$251.9	$77.6	30.8%
Tons sold	16.1	15.9	0.2	1.3%
Coal sales realization per ton sold	$20.10	$15.89	$4.21	26.5%

Coal sales revenues for the quarter ended June 30, 2005 increased by 28.7% compared to the pro forma coal sales revenues for the quarter ended June 30, 2004 as a result of a 1.3% increase in tons sold and a 26.5% increase in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia increased by 0.5 million tons (17%) primarily as a result of increased production from the Cumberland Mine, partly offset by lower production from the Emerald Mine due to adverse mining conditions experienced while mining the last portion of the panel prior to the scheduled longwall move. Coal sale volumes in Northern Appalachia in the second quarter of 2004 were decreased by interruptions to operations caused by the idling of the Cumberland Mine longwall for approximately the first five weeks of the quarter. From February 17 through May 7, 2004, the longwall mining equipment at the Cumberland Mine was idled due to alleged violations resulting from a revised interpretation of regulations issued by MSHA regarding the ventilation system at the Mine. In response, we revised the ventilation system to minimize any future business disruption and on May 7, 2004 we resumed longwall operations at the Cumberland Mine. There was no interruption of production due to ventilation issues during the second quarter of 2005. Coal sales volumes in Central Appalachia increased by 0.3 million tons (15%) due to higher production at the Kingston, Pioneer/Pax and Rockspring mines plus increased sales of purchased coal partly offset by lower production from the Laurel Creek complex. Production capacity at Kingston was expanded in early 2005 by the addition of a continuous miner unit. The Pax surface mine has been increasing its production as the mine becomes more fully developed. The Pax mine, which replaces the Simmons Fork mine that depleted its reserves in 2004, produced at an annualized rate of 0.5 million tons during the second quarter of 2005. When fully developed in 2006, it is expected to produce approximately one million tons of coal per year. Coal sales volumes in the Powder River Basin decreased by 0.4 million tons (4%) primarily as a result of worse than expected levels of rail service brought on by unusually inclement weather during May and resultant repairs to the rail lines, particularly the UP/BNSF joint line south of Gillette. The repair program on the joint line is expected to impact rail service through November 2005. Coal sales volumes from the Illinois Basin increased by 0.1 million tons (13%) reflecting shipments made to fulfill new contract obligations. Purchased coal activities by our trading group decreased by approximately 0.3 million tons, compared to the comparable quarter of the prior year due to the timing of purchased coal transactions.

Coal sales realization per ton sold in Northern and Central Appalachia increased by 31% and 39%, respectively in 2005 due to substitution of higher priced contracts which took effect in late 2004 and early 2005 for lower priced contracts that expired.  An additional factor in Northern Appalachia was higher coal quality premiums for sulfur content as a result of record prices for sulfur dioxide allowances and lower sulfur content of shipped coal. In the Powder River Basin, coal sales realizations per ton declined by 2%

due to expiration at the end of 2004 of higher priced contracts signed during the 2001 market increase, partly offset by higher sulfur premiums. The weighted average coal sales realization per ton sold of $20.10 for the second quarter of 2005 also benefited from a larger proportion of higher priced Northern Appalachia and Central Appalachia tons sold relative to the lower priced tons from the Powder River Basin.

Other revenues for the quarter ended June 30, 2005 increased by $5.2 million compared to the pro forma other revenues for the quarter ended June 30, 2004. The increase was partly due to charges totaling $3.7 million during the 2004 period for settlement of future coal sales commitments that did not recur in 2005 combined with higher revenues for synfuel fees and coal mine methane sales during the 2005 quarter.

Costs and Expenses

	Successor	Pro Forma
	Quarter	Quarter
	Ended	Ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Amount	Percent
	(Unaudited, in millions)
Cost of coal sales (excludes depreciation, depletion and amortization)	$241.3	$202.4	$38.9	19.2%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	9.0	9.2	(0.2)	(2.2)%
Accretion on asset retirement obligations	2.0	2.0	—	—
Depreciation, depletion and amortization	52.7	52.3	0.4	0.8%
Amortization of coal supply agreements	(23.1)	(41.6)	18.5	44.5%
Total costs and expenses	$281.9	$224.3	$57.6	25.7%

Cost of coal sales.   The cost of coal sales for the quarter ended June 30, 2005 increased from the pro forma cost of coal sales for the quarter ended June 30, 2004 due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($12.0 million); (b) increases in many categories of materials and services as a result of significantly higher commodity prices particularly for steel products and diesel fuel ($18.5 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($2.0 million); (d) increases in purchased coal costs mainly as a result of higher prices ($3.6 million), and (e) increased operating levels particularly at the Cumberland Mine. Cost of coal sales per ton were $14.94 for the quarter ended June 30, 2005 compared to a pro forma figure of $12.68 for the quarter ended June 30, 2004, an increase of 17.8%.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the quarter ended June 30, 2005 totaled $9.2 million compared to pro forma expense of $9.2 million for the quarter ended June 30, 2004. Increases in the current year quarter due to additional expenses incurred as a public company in the areas of directors and officers’ insurance premiums ($0.5 million), audit fees ($0.8 million) and information technology costs ($0.3 million) were offset by approximately $1.6 million in reduced medical expense.

Accretion on asset retirement obligation.   Accretion on asset retirement obligation is a component of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Accretion expense was comparable between the two periods.

Depreciation, depletion and amortization.   Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. Expense increased slightly in the quarter ended June 30, 2005 compared to the pro forma expense for the quarter ended June 30, 2004 due to higher cost depletion resulting from slightly increased production.

Coal supply agreement amortization.   Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the acquisition date. Amortization of the liability for below market priced coal supply agreements during the quarter ended June 30, 2005 totals $28.6 million of credit to expense. Amortization of the asset for above market priced coal supply agreements during the same period totals $5.5 million of charges to expense. The decrease in the net credit for amortization of coal supply agreements compared to the pro forma amount for the quarter ended June 30, 2004 is primarily due to reduced amortization of below market priced coal supply agreements due to expiration of lower priced contracts in Northern and Central Appalachia.

Segment Analysis

	Successor	Pro Forma
	Quarter ended	Quarter ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Tons/$	Percent
	(in Millions)
Powder River Basin
Tons sold	9.7	10.1	(0.4)	(4.0)%
Average sales realization per ton	$7.35	$7.53	$(0.18)	(2.4)%
Revenues	$72.1	$76.1	$(4.0)	(5.3)%
Income (loss) from operations	$(2.2)	$2.0	$(4.2)	(210.0)%
Northern Appalachia
Tons sold	3.5	3.0	0.5	16.7%
Average sales realization per ton	$35.45	$27.06	$8.39	31.0%
Revenues	$124.2	$82.1	$42.1	51.3%
Income from operations	$39.4	$29.0	$10.4	35.9%
Central Appalachia
Tons sold	2.3	2.0	0.3	15.0%
Average sales realization per ton	$47.24	$33.95	$13.29	39.1%
Revenues	$113.8	$73.1	$40.7	55.7%
Income from operations	$30.3	$12.3	$18.0	146.3%

Powder River Basin—Loss from operations for the quarter ended June 30, 2005 was $2.2 million. The pro forma income from operations for the quarter ended June 30, 2004 was $2.0 million. The decrease in operating income is due to lower tons sold of 0.4 million, primarily as a result of the worse than expected level of rail service discussed previously and lower average per ton sales realizations partly offset by reduced expense from amortization of coal sales agreements as a result of the expiration of several above market contracts at year-end 2004. Cost of coal sales per ton sold increased approximately 19% year over year as fixed operating costs were spread over less tons shipped. During the second quarter of 2005, the company estimates that worse than expected rail service resulted in lower shipments of approximately 1.0 million tons and reduced income from operations in the range of $0.8 million to $1.3 million.

Northern Appalachia—Income from operations for the quarter ended June 30, 2005 was $39.4 million compared with pro forma income from operations of $29.0 million for the quarter ended June 30, 2004. The significant improvement is primarily due to increased revenues of $42.1 million resulting from a 17%

increase in tons sold and a 31% increase in average sales realization per ton. Higher production from Cumberland was partly offset by lower production from Emerald due to adverse mining conditions experienced while mining the last portion of the panel prior to the scheduled longwall move in June. Emerald partly mitigated the revenue impact of its reduced production by maintaining shipments from inventories during the longwall move. During the second quarter of 2004, Cumberland’s longwall was idle for approximately five weeks for reasons previously described. Higher revenues were partly offset by increases in labor costs ($3.7 million), active and retiree medical benefits ($2.0 million), materials and supplies ($4.9 million), coal production taxes ($0.2 million) and a reduced credit for amortization of coal supply agreements ($15.5 million). Cost of coal sales per ton increased approximately 10% year over year.

Central Appalachia—Income from operations for the quarter ended June 30, 2005 was $30.3 million compared with pro forma operating income of $12.3 million for the quarter ended June 30, 2004. Revenues increased by $40.7 million primarily due to a 15% increase in tons sold and a 39% increase in average sales realizations per ton. Tons sold increased due to higher production from the Kingston, Rockspring and Pax mines partly offset by lower production from the Pioneer and Laurel Creek mines. Higher revenues were partly offset by increased expenses for: (a) labor and fringe benefits ($3.2 million); (b) materials and supplies, led by increases for roof control materials and diesel fuel ($7.8 million); (c) purchased coal ($5.5 million); (d) royalties and severance taxes driven by higher sales revenues ($2.4 million); (e) cost depletion ($1.7 million); and (f) amortization of coal supply agreements, representing a smaller net credit due to the expiration of lower priced sales contracts valued in the purchase accounting ($9.7 million). Cost of coal sales per ton increased approximately 16% year over year.

Interest Expense, Net

	Successor	Pro Forma
	Quarter	Quarter
	Ended	Ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Amount	Percent
	(Unaudited, in millions)
Interest expense—debt related	$(11.2)	$(9.5)	$1.7	17.9%
Interest expense—amortization of deferred financing fees	(0.7)	(0.9)	(0.2)	(22.2)%
Interest expense—surety bond and letter of credit fees	(2.5)	(2.6)	(0.1)	(3.8)%
Interest income	0.2	0.4	0.2	50.0%
Interest expense, net	$(14.2)	$(12.6)	$1.6	12.7%

Debt related interest expense for the quarter ended June 30, 2005 was higher than the pro forma debt related interest expense for quarter ended June 30, 2004 due to: (a) an approximate 100 basis point increase in the interest rate on variable rate debt; (b) imputed interest charges that began in the second half of 2004 and (c) greater utilization of the revolving credit agreement. These factors were partly offset by the impact of repaying approximately $39 million of variable rate debt from cash on hand at December 31, 2004. The remaining portion of the $85 million prepayment made on December 31, 2004 was funded by proceeds from the Initial Public Offering (“IPO”) and has been considered in calculating the pro forma interest expense for the quarter ended June 30, 2004. Amortization of deferred financing fees for the quarter ended June 30, 2005 is slightly lower than the pro forma amortization of deferred financing fees for the corresponding prior year quarter due to the debt prepayment on December 31, 2004. The decrease in surety bond and letter of credit fees in the second quarter of 2005 is due to reductions in the amounts of these financial assurance instruments compared to the period immediately following the purchase of RAG American Coal Holding, Inc. The reduction in interest income between quarters is primarily due to lower cash balances available for investment in the quarter ended June 30, 2005.

Income Tax Expense (Benefit)

	Successor	Pro Forma
	Quarter	Quarter
	Ended	Ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Amount	Percent
(Unaudited, in millions)
Income tax (expense) benefit	$(13.0)	$(7.2)	$5.8	80.6%

For the quarter ended June 30, 2005, income taxes are provided at an effective rate of 39.2% based on projected full year taxable income and projected full year temporary differences. Current tax expense, which represents taxes currently payable on operations, was approximately 30.7% of pre-tax income. We are providing a full valuation allowance against deferred tax assets attributable to AMT tax credits. For the quarter ended June 30, 2004, pro forma income tax expense was recognized at an effective rate of 48.3%, the same effective rate used to provide taxes on the Successor’s pre-tax income for the five months ended December 31, 2004.

Six months ended June 30, 2005—Successor compared to six months ended June 30, 2004—Predecessor

As previously described there are significant differences in the basis of financial reporting between the Successor and Predecessor periods as a result of the purchase of RAG American Coal Holding, Inc. by Foundation Coal Corporation on July 30, 2004, and the resultant application of purchase accounting to the assets and liabilities acquired. The Successor reported income from continuing operations of $39.1 million for the six months ended June 30, 2005 whereas the Predecessor reported a loss from continuing operations of $48.3 million for the six months ended June 30, 2004.

During the prior year six months the Predecessor incurred approximately $26.7, net of income taxes, of non-cash charges related to termination of hedge accounting for interest rate swaps, partly offset by a net mark-to-market gain on the interest rate swaps These charges in combination with below normal coal production from our Northern Appalachia mines which was the primary reason for the loss from continuing operations.

During the six months ended June 30, 2005, the Successor achieved stronger production and tons sold, enjoyed significantly higher per ton sales realizations and received the benefit of a net credit from amortization of coal supply agreements, reflecting amortization of a liability established for below market contracts in purchase accounting. Year-to-year increases in cost of coal sales and depreciation, depletion and amortization were more than absorbed by higher coal sales revenues. The operating trends discussed in the following section, Historical six months ended June 30, 2005 compared to pro forma six months ended June 30, 2004, also apply to comparisons of the Successor and Predecessor periods for the six months ended June 30, 2005 and 2004, respectively.

Historical and Pro Forma
Consolidated Condensed Statements of Operations
(Dollars in millions)
(Unaudited)

	Successor	Predecessor			Pro Forma
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Pro Forma Adjustments		Six Months Ended June 30, 2004
Revenues	$635.0	$478.5	$(0.8	)(a)	$477.7
Cost of coal sales	456.5	413.5	(23.1	)(b)	390.4
Selling, general & administrative expense	20.4	20.9	(2.6	)(c)	18.3
Accretion on asset retirement obligations	4.1	3.4	0.6	(d)	4.0
Depreciation, depletion & amortization	107.5	52.5	51.0	(e)	103.5
Amortization of coal supply agreements	(46.5)	7.8	(80.9	)(f)	(73.1)
Income (loss) from operations	93.0	(19.6)	54.2		34.6
Interest expense	(28.7)	(16.3)	(12.2	)(g)	(28.5)
Interest income	0.3	1.2	—		1.2
Loss on termination of hedge accounting for interest rate swaps	—	(48.8)	48.8	(h)	—
Mark-to-market gain on interest rate swaps	—	5.8	(5.8	)(h)	—
Income (loss) before income taxes	64.6	(77.7)	85.0		7.3
Income tax (expense) benefit	(25.2)	29.4	(32.9	)(i)	(3.5)
Income (loss) from continuing operations	39.4	(48.3)	52.1		3.8
Income from discontinued operations, net of income tax expense	—	23.1	(23.1	)(h)	—
Net income (loss)	$39.4	$(25.2)	$29.0		$3.8

(a)           Reflects the elimination of royalty income as a result of purchase accounting.

(b)          Reflects an adjustment of $18.4 million of overburden removal costs reflected on depreciation, depletion and amortization as a result of purchase accounting, $8.5 million of elimination of actuarial losses on pension and other postretirement benefits as a result of purchase accounting and $3.8 million of additional costs due to coal inventories written up to fair value in purchase accounting.

(c)           Reflects an adjustment of $2.2 million for expense arising from a management incentive plan eliminated when RAG American Coal holding, Inc. was acquired by Foundation Coal Corporation and $0.4 million of elimination of actuarial losses on pensions, other postretirement benefits and black lung benefits as a result of purchase accounting.

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

Historical six months ended June 30, 2005 compared to pro forma six months ended June 30, 2004

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Successor	Pro Forma
	Six Months	Six Months
	Ended	Ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Amount	Percent
	(Unaudited, in millions, except per ton data)
Coal sales	$624.5	$474.1	$150.4	31.7%
Other revenue	10.5	3.6	6.9	191.7%
Total revenues	$635.0	$477.7	$157.3	32.9%
Tons sold	33.4	31.3	2.1	6.7%
Coal sales realization per ton sold	$18.70	$15.18	$3.52	23.2%

Coal sales revenues for the six months ended June 30, 2005 increased by 31.7% compared to the pro forma coal sales revenues for the six months ended June 30, 2004 as a result of a 6.7% increase in tons sold and a 23.2% increase in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia increased by 1.8 million tons (36%) primarily as a result of increased production from the Cumberland Mine. Coal sales volumes in Northern Appalachia in the six months of 2004 were decreased by interruptions to operations caused by the idling of the Cumberland Mine longwall for approximately eleven weeks during the prior year period and an extended duration longwall move at the Emerald mine during the first quarter of 2004. The scheduled longwall move at Emerald during the second quarter of 2005 was of shorter duration. From February 17 through May 7, 2004, the longwall mining equipment at the Cumberland Mine was idled due to alleged violations resulting from a revised interpretation of regulations issued by MSHA regarding the ventilation system at the Mine. In response, we revised the ventilation system to minimize any future business disruption and on May 7, 2004 we resumed longwall operations at the Cumberland Mine. There was no interruption of production due to ventilation issues during the second quarter of 2005.

Coal sales volumes in Central Appalachia increased by 0.4 million tons (10%) due to higher production at the Kingston and Rockspring mines plus increased sales of purchased coal partly offset by lower production from the Laurel Creek complex. Production capacity at Kingston was expanded in early 2005 by the addition of a continuous miner unit. Production from the Pioneer/Pax surface mine complex was similar to the prior year as the closure of the Simmons Fork mine was offset by production from the developing Pax mine. The Pax Mine produced at an annualized rate of 0.5 million tons during the second quarter of 2005. When fully developed in 2006, it is expected to produce approximately one million tons of coal per year. Coal sales volumes in the Powder River Basin increased by 0.2 million tons (1%) as a higher level of committed sales was mostly offset by worse than expected levels of rail service brought on by unusually inclement weather during May and resultant repairs to the rail lines, particularly the UP/BNSF joint line south of Gillette. The repair program on the joint line is expected to impact rail service through November 2005. Coal sales volumes from the Illinois Basin increased by 0.1 million tons (13%) reflecting shipments made to fulfill new contract obligations. Purchased coal activities by our trading group decreased by approximately 0.4 million tons, compared to the comparable six months of the prior year due to the timing of purchased coal transactions.

Coal sales realization per ton sold in Northern and Central Appalachia increased by 28% and 33%, respectively in 2005 due to substitution of higher priced contracts which took effect in late 2004 and early 2005 for lower priced contracts that rolled off. An additional factor in Northern Appalachia was higher coal quality premiums for sulfur content as a result of record prices for sulfur dioxide allowances and lower sulfur content of shipped coal. In the Powder River Basin, coal sales realizations per ton declined by 2% due to expiration at the end of 2004 of higher priced contracts signed during the 2001 market increase, partly offset by higher sulfur premiums. The weighted average coal sales realization per ton sold of $18.70 for the six months of 2005 also benefited from a larger proportion of higher priced Northern Appalachia and Central Appalachia tons sold relative to the lower priced tons from the Powder River Basin.

Approximately 99% of our 2005 projected production is committed and priced. As of July 19, 2005, uncommitted and unpriced tonnage was 10% , 27% and 49% of planned production in 2006, 2007 and 2008, respectively. Higher value eastern coals account for the majority of uncommitted tonnage as 20% , 35% and 68% of the Company’s planned eastern production remains uncommitted and unpriced in 2006, 2007 and 2008, respectively, including 44% , 61% and 60%, respectively, of the Company’s planned metallurgical coal production in those years.

Other revenues for the six months ended June 30, 2005 increased by $6.9 million compared to the pro forma other revenues for the six months ended June 30, 2004. The increase was partly due to charges totaling $4.6 million during the 2004 period for settlement of future coal sales commitments that did not recur in 2005, combined with higher revenues for synfuel fees and coal mine methane sales during the 2005 period.

Costs and Expenses

	Successor	Pro Forma
	Six Months Ended	Six Months Ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Amount	Percent
	(Unaudited, in millions)
Cost of coal sales (excludes depreciation, depletion and amortization)	$456.5	$390.4	$66.1	16.9%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	20.4	18.3	2.1	11.5%
Accretion on asset retirement obligations	4.1	4.0	0.1	2.5%
Depreciation, depletion and amortization	107.5	103.5	4.0	3.9%
Amortization of coal supply agreements	(46.5)	(73.1)	26.6	36.3%
Total costs and expenses	$542.0	$443.1	$98.9	22.3%

Cost of coal sales.   The cost of coal sales for the six months ended June 30, 2005 increased from the pro forma cost of coal sales for the six months ended June 30, 2004 due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($24.6 million); (b) increases in many categories of materials and services as a result of significantly higher commodity prices particularly for steel products and diesel fuel ($36.9 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($5.0 million); (d) increases in purchased coal costs mainly as a result of higher prices ($5.8 million), and (e) increased operating levels particularly at the Cumberland Mine. Cost of coal sales per ton were $13.66 for the six months ended June 30, 2005 compared to a pro forma figure of $12.47 for the six months ended June 30, 2004, an increase of 9.5%.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the six months ended June 30, 2005 totaled $20.4 million compared to pro forma expense of $18.3 million for the six months ended June 30, 2004. Increases in the current year period due to additional expenses incurred as a public company in the areas of directors and officers’ insurance premiums ($1.0 million), audit fees ($1.0 million) and compensation expenses ($2.1 million), including bonus accruals, were partly offset by reduced medical expenses ($1.6 million).

Accretion on asset retirement obligation.   Accretion on asset retirement obligation is a component of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Accretion expense was comparable between the two periods.

Depreciation, depletion and amortization.   Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. Expense increased slightly in the six months ended June 30, 2005 compared to the pro forma expense for the six months ended June 30, 2004 due to higher cost depletion resulting from increased volumes of coal mined as well as higher depreciation from equipment additions during the past year.

Coal supply agreement amortization.   Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the acquisition date. Amortization of the liability for below market priced coal supply agreements during the six months ended June 30, 2005 totals $59.6 million of credit to expense. Amortization of the asset for above market priced coal supply agreements during the same period totals $13.1 million of charges to expense. The decrease in the net credit for amortization of coal supply agreements compared to the pro forma amount for the six months ended June 30, 2004 is primarily due to reduced amortization of below market priced coal supply agreements due to expiration of lower priced contracts in Northern and Central Appalachia.

Segment Analysis

	Successor	Pro Forma
	Six months ended	Six months ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Tons/$	Percent
	(in Millions)
Powder River Basin
Tons sold	20.9	20.7	0.2	1.0%
Average sales realization per ton	$7.33	$7.49	$(0.16)	(2.1)%
Revenues	$154.7	$155.9	$(1.2)	(0.8)%
Income from operations	$3.3	$1.2	$2.1	175.0%
Northern Appalachia
Tons sold	6.8	5.0	1.8	36.0%
Average sales realization per ton	$34.48	$26.96	$7.52	27.9%
Revenues	$238.2	$136.6	$101.6	74.4%
Income from operations	$81.8	$33.8	$48.0	142.0%
Central Appalachia
Tons sold	4.4	4.0	0.4	10.0%
Average sales realization per ton	$44.66	$33.54	$11.12	33.2%
Revenues	$199.4	$140.1	$59.3	42.3%
Income from operations	$43.2	$23.9	$19.3	80.8%

Powder River Basin—Income from operations for the six months ended June 30, 2005 was $3.3 million compared to pro forma income from operations of $1.2 million for the six months ended June 30, 2004. The increase in operating income is due to higher tons sold of 0.2 million, lower net expense for amortization of coal supply agreements as a result of the expiration of several above market contracts at year end 2004, and higher coal quality premiums, partly offset by lower sales realizations per ton also reflecting the expiration of above market contracts. Cost of coal sales per ton sold increased approximately 9% year over year. During the six months ended June 30, 2005, the Company estimates that worse than expected levels of rail service resulted in reduced shipments of approximately 1.0 million tons and reduced income from operations in the range of $0.8 million to $1.3 million.

Northern Appalachia—Income from operations for the six months ended June 30, 2005 was $81.8 million compared to pro forma income from operations of $33.8 million for the six months ended June 30, 2004. The significant improvement is primarily due to increased revenues of $101.6 million resulting from a 36% increase in tons sold and a 28% increase in average sales realization per ton. Production from the Cumberland Mine increased substantially during the first six months of 2005. During the first half of 2004, Cumberland’s longwall was idle from February 17 to May 7 for reasons previously described. Emerald had longwall moves in both six month periods, but the 2005 longwall move was of shorter duration and its impact on revenues was mitigated by shipments from inventories. Higher revenues were partly offset by increases in labor costs ($6.9 million), active and retiree medical benefits ($4.8 million), materials and supplies ($13.5 million), coal production taxes ($1.6 million), cost depletion ($2.4 million), depreciation ($0.5 million) and a reduced credit for amortization of coal supply agreements ($19.3 million). Cost of coal sales per ton decreased approximately 7% year over year.

Central Appalachia—Income from operations for the six months ended June 30, 2005 was $43.2 million compared with pro forma operating income of $23.9 million for the six months ended June 30, 2004. Revenues increased by $59.3 million primarily due to a 10% increase in tons sold, driven by higher production at the Kingston, Rockspring and Pax mines, and a 33% increase in average sales realizations per ton. Higher revenues were partly offset by increased expenses for: (a) labor and fringe benefits ($7.8 million); (b) materials and supplies, led by increases for roof control materials and diesel fuel ($13.5 million); (c) purchased coal ($8.1 million); (d) royalties and severance taxes driven by higher sales revenues ($3.5 million); (e) cost depletion ($2.4 million); and (f) amortization of coal supply agreements, representing a smaller net credit due to the expiration of lower priced sales contracts valued in the purchase accounting ($18.3 million). Also, the pro forma operating income for the six months ended June 30, 2004 included a $1.5 million charge for settlement of litigation. Cost of coal sales per ton increased approximately 19% year over year.

Interest Expense, Net

	Successor	Pro Forma
	Six Months	Six Months
	Ended	Ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Amount	Percent
	(Unaudited, in millions)
Interest expense—debt related	$(22.2)	$(19.8)	$2.4	12.1%
Interest expense—amortization of deferred financing fees	(1.5)	(3.5)	(2.0)	(57.1)%
Interest expense—surety bond and letter of credit fees	(5.0)	(5.2)	(0.2)	(3.8)%
Interest income	0.3	1.2	0.9	75.0%
Interest expense, net	$(28.4)	$(27.3)	$1.1	4.0%

Debt related interest expense for the six months ended June 30, 2005 was higher than the pro forma debt related interest expense for six months ended June 30, 2004 due to: (a) about a 100 basis point increase in the interest rate on variable rate debt; (b) imputed interest charges that began in the second half of 2004 and (c) greater utilization of the revolving credit agreement. These factors were partly offset by the impact of repaying approximately $39 million of variable rate debt from cash on hand at December 31, 2004. The remaining portion of the $85 million prepayment made on December 31, 2004 was funded by proceeds from the Initial Public Offering (“IPO”) and has been considered in calculating the pro forma interest expense for the six months ended June 30, 2004. Pro forma amortization of deferred financing fees for the six months ended June 30, 2004 includes $1.7 million of accelerated amortization from the repayment of variable rate debt with IPO proceeds; there is no accelerated amortization in the six months ended June 30, 2005 . The decrease in surety bond and letter of credit fees in the six month period of 2005 is due to reductions in the amounts of these financial assurance instruments compared to the period immediately following the purchase of RAG American Coal Holding, Inc. The reduction in interest income between six month periods is primarily due to lower cash balances available for investment in the six months ended June 30, 2005.

Income Tax Expense (Benefit)

	Successor	Pro Forma
	Six Months	Six Months
	Ended	Ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Amount	Percent
(Unaudited, in millions)
Income tax (expense) benefit	$(25.2)	$(3.5)	$21.7	620.0%

For the six months ended June 30, 2005, income taxes are provided at an effective rate of 39.2% based on projected full year taxable income and projected full year temporary differences. Current tax expense, which represents taxes currently payable on operations, was approximately 29% of pre-tax income. We are providing a full valuation allowance against deferred tax assets attributable to AMT tax credits. For the six months ended June 30, 2004, pro forma income tax expense was recognized at an effective rate of 48.3%, the same effective rate used to provide taxes on the Successor’s pre-tax income for the five months ended December 31, 2004.

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during six months ended June 30, 2005 and 2004, respectively.

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Increase
	June 30, 2005	June 30, 2004	(Decrease)
	(Unaudited, in millions)
Cash provided by (used in):
Operating activities—continuing operations	$62.5	$25.1	$37.4
Operating activities—discontinued operations	—	7.0	(7.0)
Investing activities—continuing operations	(60.3)	(48.4)	(11.9)
Investing activities—discontinued operations	—	185.0	(185.0)
Financing activities—borrowings(2)	60.0	—	60.0
Financing activities—repayments(2)	(60.0)	(358.9)	298.9
Financing activities—other	—	(48.9)	48.9
Financing activities—pledged cash	—	20.0	(20.0)
Financing activities—on deposit with RAG(1)	—	233.0	(233.0)
Change in cash and cash equivalents	$2.2	$13.9	$(11.7)

(1)          Represents the decrease in the balance of cash on deposit with RAG.

(2)          The borrowings and repayments during the six months ended June 30, 2005 represent use of the Revolving Credit facility to maintain day-to-day liquidity.

Cash provided by operating activities from continuing operations increased in the six months ended June 30, 2005 as compared to the Predecessor results for the six months ended June 30, 2004 primarily due to higher net income from continuing operations partly offset by increases in working capital, mainly trade accounts receivable and inventories.

Cash used in investing activities for continuing operations increased in the six months ended June 30, 2005 as compared to the Predecessor results for the six months ended June 30, 2004 mainly due to higher capital expenditures. Capital expenditures for the six months ended June 30, 2005 totaled $65.1 million, including $27.6 million of expenditures related to the expansion of the Belle Ayr mine in the Powder River Basin, development of the Pax surface mine in Central Appalachia, addition of a continuous mining unit to the Kingston mine in Central Appalachia, the widening of the Emerald mine longwall face to 1,450 feet from 1,250 feet and upgrades to the rail loading facility at Emerald. Capital expenditures for the six months ended June 30, 2004 of $50.5 million were mainly for replacement of equipment and other expenditures necessary to sustain mine operations.

Our primary source of liquidity will continue to be cash from sales of our coal production and purchased coal to customers. We have availability under our revolving credit facility, subject to certain conditions.

As of June 30, 2005, we have outstanding $685.0 million in aggregate indebtedness, with an additional $156.5 million of available borrowings under our revolving credit facility (after giving effect to $193.5 million of letters of credit outstanding as of June 30, 2005). On August 4, 2005, we prepaid, without penalty,  $20 million of bank term debt from cash on hand. This prepayment will result in the write-off of approximately $0.7 million of deferred debt issuance costs in the third quarter. Our liquidity requirements will be significant, primarily due to debt service requirements. Of the $28.7 million of interest expense for the six months ended June 30, 2005, approximately $26.4 million has or will be paid in cash.

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

Covenant levels and Adjusted EBITDA ratios for the four quarters ended June 30, 2005 are as follows:

	Covenant Level		Adjusted EBITDA June 30, 2005 Ratios
Senior Credit Facilities(1)
Minimum Adjusted EBITDA to cash interest ratio	1.875	X	4.3	X
Maximum total debt to Adjusted EBITDA ratio	5.75	X	3.2	X
Indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0	X	4.3	X

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

		Deduct:	Add:
	Four Quarters Ended December 31, 2004	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005	Four Quarters Ended June 30, 2005
	(Unaudited, in millions)
EBITDA(1)	$15.6	$(2.3)	$154.0	$171.9
Non-cash charges (income)(2)	70.4	55.5	(7.2)	7.7
Unusual or non-recurring items(3)	35.9	3.2	—	32.7
Cumberland Mine force majeure(4)	31.1	31.1	—	—
Other adjustments(5)	(0.5)	(1.1)	0.5	1.1
Adjusted EBITDA	$152.5	$86.4	$147.3	$213.4

(1)          EBITDA is calculated in the table below:

		Deduct:	Add:
	Four Quarters Ended December 31, 2004	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005	Four Quarters Ended June 30, 2005
	(Unaudited, in millions)
Income (loss) from continuing operations	$(76.6)	$(48.3)	$39.4	$11.1
Interest expense	44.7	16.3	28.7	57.1
Interest income	(1.8)	(1.2)	(0.3)	(0.9)
Income tax expense (benefit)	(38.2)	(29.4)	25.2	16.4
Depreciation, depletion and amortization	146.0	52.5	107.5	201.0
Amortization of above market coal supply agreements	(58.5)	7.8	(46.5)	(112.8)
EBITDA	$15.6	$(2.3)	$154.0	$171.9

(2)          We are required to adjust EBITDA, as defined above, for the following non-cash charges (income):

		Deduct:	Add:
	Four Quarters Ended December 31, 2004	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005	Four Quarters Ended June 30, 2005
	(Unaudited, in millions)
Interest rate swaps(a)	$42.6	$43.0	$—	$(0.4)
Early extinguishment of debt	21.7	—	—	21.7
Profit in inventory(b)	3.8	—	—	3.8
Overburden removal included in depreciation, depletion and amortization(c)	(15.3)	—	(11.6)	(26.9)
Accretion on asset retirement obligations/reclamation expense	7.3	3.4	4.0	7.9
Stock based compensation expense(d)	—	—	0.4	0.4
Asset impairment charges	—	—	—	—
Amortization included in benefits expense(e)	10.3	9.1	—	1.2
Total	$70.4	$55.5	$(7.2)	$7.7

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

(3)          We are also required by the credit agreement to adjust EBITDA, as defined above, for the following unusual (income) expense:

		Deduct:	Add:
	Four Quarters Ended December 31, 2004	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005	Four Quarters Ended June 30, 2005
	(Unaudited, in millions)
Litigation/arbitration/contract settlements, net(a)	$28.9	$1.7	$—	$27.2
Transaction bonus(b)	1.8	—	—	1.8
Long-term incentive plan expense(c)	2.4	2.2	—	0.2
Gain on asset sales	(1.0)	(0.7)	—	(0.3)
Other(d)	3.8	—	—	3.8
Total	$35.9	$3.2	$—	$32.7

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

Pro-forma cash interest for the four quarters ended June 30, 2005 is calculated as follows (unaudited, in millions):

Cash interest amounts stipulated in Credit Agreement for period July 1 through July 29, 2004		$4.0
Cash interest expense for eight month period July 30, 2004 through March 31, 2005		33.2
Interest expense for three months ended June 30, 2005		14.4
Less:	Amortization of deferred financing costs for three month period ended June 30, 2005	(0.8)
Less:	Cash interest income for the three month period ended June 30, 2005	(0.2)
Less:	Other non cash interest expense for three months ended June 30, 2005	(0.4)
		$50.2

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

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2004. There were no significant changes to our contractual obligations during the six months ended June 30, 2005. On July 20, 2005, we committed to a forward contract to purchase approximately $11 million of diesel fuel for 2006 delivery at our Powder River Basin mines. On August 4, 2005, we prepaid $20 million of the long term debt from cash on hand.

	2005	2006-2007	2008-2009	After 2009	Total
	(Unaudited, in millions)
Long-term debt and capital leases(a)	$—	$—	$—	$665.0	$665.0
Cash interest on long term debt	41.3	81.4	73.6	123.7	320.0
Cash payments for asset retirement obligations	3.7	5.6	3.5	197.0	209.8
Unconditional purchase commitments	56.0	7.4	17.2	—	80.6
Operating leases	5.8	9.8	3.5	1.1	20.2
Minimum royalties	4.0	1.0	—	—	5.0
Total	$110.8	$105.2	$97.8	$986.8	$1,300.6

(a)           reflects the $20 million debt repayment made on August 4. 2005.

We expect to invest in the range of $150.0 to $160.0 million in capital expenditures during calendar year 2005 of which approximately $100.0 million is to maintain production and replace mining equipment. The additional $50.0 to $60.0 million is expected to be directed toward selective expansions of production and improvements in productivity. Approximately $34 million of expected 2005 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2005 unconditional purchase commitments and $3 million of the 2006-2007 unconditional purchase commitments relate to forward contracts to purchase diesel fuel and explosives in normal quantities for use at our surface mines. The remaining unconditional purchase commitments, totaling $4.4 million in 2006-2007 and $17.2 million in 2008-2009, relate to a contractual commitment to purchase underground mining equipment. We expect to contribute approximately $7.7 million to our defined benefit retirement plans and to pay approximately $23.0 million of retiree health care benefits in calendar year 2005. We also expect to incur approximately $9.0 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $252.2 million as of June 30, 2005, of which $229.6 million secured reclamation obligations, $10.7 million secured coal lease obligations and $9.6 million secured self-insured workers’ compensation obligations. In addition, we had $193.5 million of letters of credit in place for the following purposes: $33.4 million for workers’ compensation, including collateral for workers’ compensation bonds; $23.4 million for UMWA retiree health care obligations; $130.5 million for collateral for reclamation surety bonds, $3.0 million for minimum royalty payment obligations for a closed mine in Utah; and $3.2 million for other miscellaneous obligations. Recently, surety bond costs have increased, while the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

The FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” in March of 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of June 30, 2005, we had sales commitments for approximately 99% of our planned 2005 production. Some of the products used in our mining activities, such as diesel fuel, explosives, steel products and electricity, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility.

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

Interest Rate Risk

Historically, we have had exposure to changes in interest rates on a portion of our existing level of indebtedness under the Predecessor. This exposure had been completely hedged for the life of the debt using pay-fixed, receive-variable interest rate swaps. From July 30, 2004 forward, we have exposure to changes in interest rates through our bank term loan and our revolving credit facility. As described below, we have used interest rate swaps to manage this risk.

We entered into swap contracts for the purpose of complying with certain financial covenants in our senior secured credit facility that require fixing the interest rate for at least three years on a minimum of 50% of our total outstanding debt. The swap contracts cover $85 million through September 2007. The following table summarizes our outstanding swap contracts at June 30, 2004.

Notional Amount	Term	Floating Rate	Fixed Rate
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%
$25 million	September 2004 – September 2007	3-month LIBOR	3.26%
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%

As of June 30, 2005, after giving effect to the $85 million of interest rate swaps that were entered into, we had $300 million of variable rate indebtedness, representing approximately 44% of our outstanding indebtedness. The amount was reduced to $280 million with the debt repayment on August 4, 2005. A 1% change in interest rates would affect the interest expense on such indebtedness by $3.0 million. At June 30, 2005, the fair value of these swap agreements was an unrealized gain of $1.2 million. Effective January 1, 2005, these swaps were designated as hedges. The increase in the unrealized gain of $0.7 million pre-tax ($0.4 million, net of tax) for the six months ended June 30, 2005 was reported as a component of comprehensive income (loss).

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

Changes in Disclosure Controls

There were no significant changes in our disclosure controls or in other factors that could significantly affect these disclosure controls in the fiscal quarter ended June 30, 2005. Management is not aware of any material weaknesses; therefore, there were no corrective actions to be taken.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

Information required by this Item is contained in Note 17, “Commitments and Contingencies”, to the consolidated financial statements contained in this Report and is incorporated herein by reference.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005	FOUNDATION COAL CORPORATION
(Registrant)

Name	Title
/s/ JAMES F. ROBERTS	President, Chief Executive Officer and Director
James F. Roberts	(Principal Executive Officer)
/s/ FRANK J. WOOD	Senior Vice President and Chief Financial Officer
Frank J. Wood	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1**	Form of Amended and Restated Certificate of Incorporation of Foundation Coal Holdings, Inc.
3.2**	Form of Amended and Restated By-laws of Foundation Coal Holdings, Inc.
4.1*	Form of certificate of Foundation Coal Holdings, Inc. common stock
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

*                    Incorporated by reference to the same numbered exhibit previously filed with Foundation’s registration statement on Form S-1 (SEC File No. 333-118427).

**             Previously filed as an exhibit to Foundation Coal Corporation’s Registration Statement on Form S-4 (File No. 333-20979) and incorporated herein by reference.

***  Filed herewith.