Form 10-Q/A
period 2005-06-30
Foundation Coal CORP
filed 2005-09-07
CIK 1310023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed on August 15, 2005. Foundation Coal Corporation has filed this amendment to make certain corrections to Note 15, Segment Information in the Consolidated Financial Statements and to the Segment Analysis tables and related disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other information contained herein has not been updated. Therefore, you should read this Amendment in conjunction with other documents previously filed with the Securities and Exchange Commission.

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

In this Amendment, the Company has made corrections for classification errors that existed in the Successor disclosure for the Central Appalachia segment and the Other segment for the three and six months ended June 30, 2005. The corrections resulted in a decrease of $11,045 in the Central Appalachia segment for both Income (loss) from operations and Total assets and an increase of $11,045 in the Other segment category for both Income (loss) from operations and Total assets.

Successor:

Operating segment results for the three months ended June 30, 2005 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$72,131	$124,167	$113,800	$19,380	$329,478
Income (loss) from operations	(2,219)	39,370	19,219	(8,719)	47,651
Depreciation, depletion and amortization	17,466	17,778	15,568	1,882	52,694
Amortization of coal supply agreements	4,365	(14,399)	(10,920)	(2,183)	(23,137)
Capital expenditures	7,348	8,208	11,887	1,122	28,565
Total assets	$588,156	$971,775	$486,559	$57,233	$2,103,723

Predecessor:

Operating segment results for the three months ended June 30, 2004 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$76,128	$82,076	$73,116	$20,835	$252,155
Income (loss) from operations	13,400	3,306	(3,250)	(21,107)	(7,651)
Depreciation, depletion and amortization	4,759	12,877	8,241	1,592	27,469
Amortization of coal supply agreements	3,258	198	—	373	3,829
Capital expenditures	2,270	14,644	7,336	653	24,903
Total assets	$423,969	$649,374	$246,931	$115,945	$1,436,219

Foundation Coal Corporation, Inc. and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Unaudited, dollars in thousands)

Successor:

Operating segment results for the six months ended June 30, 2005 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$154,707	$238,156	$199,426	$42,695	$634,984
Income (loss) from operations	3,339	81,842	32,189	(24,335)	93,035
Depreciation, depletion and amortization	37,022	37,363	29,405	3,704	107,494
Amortization of coal supply agreements	9,008	(30,900)	(23,035)	(1,589)	(46,516)
Capital expenditures	17,397	21,471	24,648	1,577	65,093
Total assets	$588,156	$971,775	$486,559	$57,233	$2,103,723

Predecessor:

Operating segment results for the six months ended June 30, 2004 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$155,919	$136,613	$140,118	$45,812	$478,462
Income (loss) from operations	26,120	(8,110)	(3,250)	(34,381)	(19,621)
Depreciation, depletion and amortization	9,430	23,886	16,049	3,121	52,486
Amortization of coal supply agreements	6,647	331	—	817	7,795
Capital expenditures	10,539	25,693	11,483	2,738	50,453
Total assets	$423,969	$649,374	$246,931	$115,945	$1,436,219

(16)   Other Revenue

Other revenue consisted of the following:

	Three Months Ended June 30,		Six Month Ended June 30,
	2005	2004	2005	2004
	Successor	Predecessor	Successor	Predecessor
Royalty income	$390	$683	$567	$1,506
Synfuel fees	1,845	1,012	3,222	2,012
Coalbed methane	1,372	963	2,709	1,100
Transloading and plant processing fees	446	401	1,576	759
Gain (loss) on disposition of assets	(39)	237	(39)	683
Other	927	(3,195)	2,391	(1,631)
	$4,941	$101	$10,426	$4,429

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

Segment Analysis

	Successor	Pro Forma
	Quarter ended	Quarter ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Tons/$	Percent
	(in Millions)
Powder River Basin
Tons sold	9.7	10.1	(0.4)	(4.0)%
Average sales realization per ton	$7.35	$7.53	$(0.18)	(2.4)%
Revenues	$72.1	$76.1	$(4.0)	(5.3)%
Income (loss) from operations	$(2.2)	$2.0	$(4.2)	(210.0)%
Northern Appalachia
Tons sold	3.5	3.0	0.5	16.7%
Average sales realization per ton	$35.45	$27.06	$8.39	31.0%
Revenues	$124.2	$82.1	$42.1	51.3%
Income from operations	$39.4	$29.0	$10.4	35.9%
Central Appalachia
Tons sold	2.3	2.0	0.3	15.0%
Average sales realization per ton	$47.24	$33.95	$13.29	39.1%
Revenues	$113.8	$73.1	$40.7	55.7%
Income from operations	$19.2	$12.3	$6.9	56.1%

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

Central Appalachia—Income from operations for the quarter ended June 30, 2005 was $19.2 million compared with pro forma operating income of $12.3 million for the quarter ended June 30, 2004. Revenues increased by $40.7 million primarily due to a 15% increase in tons sold and a 39% increase in average sales realizations per ton. Tons sold increased due to higher production from the Kingston, Rockspring and Pax mines partly offset by lower production from the Pioneer and Laurel Creek mines. Higher revenues were partly offset by increased expenses for: (a) labor and fringe benefits ($3.2 million); (b) materials and supplies, led by increases for roof control materials and diesel fuel ($7.8 million); (c) purchased coal ($5.5 million); (d) royalties and severance taxes driven by higher sales revenues ($2.4 million); (e) cost depletion ($1.7 million); and (f) amortization of coal supply agreements, representing a smaller net credit due to the expiration of lower priced sales contracts valued in the purchase accounting ($9.7 million). Cost of coal sales per ton increased approximately 16% year over year.

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

Segment Analysis

	Successor	Pro Forma
	Six months ended	Six months ended	Increase (Decrease)
	June 30, 2005	June 30, 2004	Tons/$	Percent
	(in Millions)
Powder River Basin
Tons sold	20.9	20.7	0.2	1.0%
Average sales realization per ton	$7.33	$7.49	$(0.16)	(2.1)%
Revenues	$154.7	$155.9	$(1.2)	(0.8)%
Income from operations	$3.3	$1.2	$2.1	175.0%
Northern Appalachia
Tons sold	6.8	5.0	1.8	36.0%
Average sales realization per ton	$34.48	$26.96	$7.52	27.9%
Revenues	$238.2	$136.6	$101.6	74.4%
Income from operations	$81.8	$33.8	$48.0	142.0%
Central Appalachia
Tons sold	4.4	4.0	0.4	10.0%
Average sales realization per ton	$44.66	$33.54	$11.12	33.2%
Revenues	$199.4	$140.1	$59.3	42.3%
Income from operations	$32.2	$23.9	$8.3	34.7%

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

Central Appalachia—Income from operations for the six months ended June 30, 2005 was $32.2 million compared with pro forma operating income of $23.9 million for the six months ended June 30, 2004. Revenues increased by $59.3 million primarily due to a 10% increase in tons sold, driven by higher production at the Kingston, Rockspring and Pax mines, and a 33% increase in average sales realizations per ton. Higher revenues were partly offset by increased expenses for: (a) labor and fringe benefits ($7.8 million); (b) materials and supplies, led by increases for roof control materials and diesel fuel ($13.5 million); (c) purchased coal ($8.1 million); (d) royalties and severance taxes driven by higher sales revenues ($3.5 million); (e) cost depletion ($2.4 million); and (f) amortization of coal supply agreements, representing a smaller net credit due to the expiration of lower priced sales contracts valued in the purchase accounting ($18.3 million). Also, the pro forma operating income for the six months ended June 30, 2004 included a $1.5 million charge for settlement of litigation. Cost of coal sales per ton increased approximately 19% year over year.

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

Date: September 6, 2005	FOUNDATION COAL CORPORATION
(Registrant)

Name	Title
/s/ JAMES F. ROBERTS	President, Chief Executive Officer and Director
James F. Roberts	(Principal Executive Officer)
/s/ FRANK J. WOOD	Senior Vice President and Chief Financial Officer
Frank J. Wood	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1**	Form of Amended and Restated Certificate of Incorporation of Foundation Coal Holdings, Inc.
3.2**	Form of Amended and Restated By-laws of Foundation Coal Holdings, Inc.
4.1*	Form of certificate of Foundation Coal Holdings, Inc. common stock
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