Form 10-Q
period 2005-09-30
Foundation Coal CORP
filed 2005-11-15
CIK 1310023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant’s common equity is not publicly traded. The common stock of the Registrant’s ultimate parent, Foundation Coal Holdings, Inc., began trading on the New York Stock Exchange on December 9, 2004. There were 44,630,047 shares of Foundation Coal Holdings, Inc. common stock outstanding on November 7, 2005. There were 100 shares of Foundation Coal Corporation common stock outstanding on November 7, 2005, all held by its parent FC2 Corp. which are not publicly traded.

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Statements of Consolidated Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2005, For The Period From February 9, 2004 (date of formation) Through September 30, 2004 and One Month Ended July 29, 2004	3
	Statements of Consolidated Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2005, For The Period From February 9, 2004 (date of formation) Through September 30, 2004 and Seven Months Ended July 29, 2004	4
	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	5
	Statements of Consolidated Cash Flows for the Nine Months Ended September 30, 2005, For The Period From February 9, 2004 (date of formation) Through September 30, 2004 and Seven Months Ended July 29, 2004	6
	Notes to Consolidated Financial Statements	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58
ITEM 4.	CONTROLS AND PROCEDURES	59
PART II—OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	60
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	60
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	60
ITEM 4.	SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS	60
ITEM 5.	OTHER INFORMATION	60
ITEM 6.	EXHIBITS	60

Part I—FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we”, “our”, “us” and similar terms refer to Foundation Coal Corporation and its consolidated subsidiaries.

ITEM 1.   FINANCIAL STATEMENTS

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Statements of Consolidated Operations and Comprehensive Income (Loss)
(Dollars in thousands)

	Successor		Predecessor
		For the Period
		From
		February 9, 2004
	Three Months	(date of formation)	One Month
	Ended	Through	Ended
	September 30,	September 30,	July 29,
	2005	2004	2004
	(Unaudited)	(Unaudited)
Revenues:
Coal sales	$333,469	$180,427	$70,849
Other revenue	7,841	2,793	1,724
Total revenues	341,310	183,220	72,573
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	241,238	147,620	70,989
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	13,244	6,693	6,521
Accretion on asset retirement obligations	2,119	1,343	574
Depreciation, depletion and amortization	53,131	26,197	8,750
Amortization of coal supply agreements	(20,467)	(22,453)	1,042
Income (loss) from operations	52,045	23,820	(15,303)
Other income (expense):
Interest expense	(15,092)	(8,533)	(1,746)
Contract settlement	—	—	(26,015)
Mark-to-market gain on interest rate swaps	—	(90)	—
Loss on early debt extinguishment	—	—	(21,724)
Interest income	235	157	72
Income (loss) before income tax (expense) benefit	37,188	15,354	(64,716)
Income tax (expense) benefit	(14,714)	(5,090)	22,380
Net income (loss)	22,474	10,264	(42,336)
Components of comprehensive income (loss):
Unrealized gain on interest rate swaps, net of tax expense of $324 for the three months ended September 30, 2005	457	—	—
Comprehensive income (loss)	$22,931	$10,264	$(42,336)

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Statements of Consolidated Operations and Comprehensive Income (Loss)
(Dollars in thousands)

	Successor		Predecessor
		For the Period
		From
		February 9, 2004
	Nine Months	(date of formation)	Seven Month
	Ended	Through	Ended
	September 30,	September 30,	July 29,
	2005	2004	2004
	(Unaudited)	(Unaudited)
Revenues:
Coal sales	$958,027	$180,427	$544,882
Other revenue	18,267	2,793	6,153
Total revenues	976,294	183,220	551,035
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	697,736	147,620	484,457
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	33,633	6,693	27,375
Accretion on asset retirement obligations	6,203	1,343	4,020
Depreciation, depletion and amortization	160,625	26,197	61,236
Amortization of coal supply agreements	(66,983)	(22,453)	8,837
Income (loss) from operations	145,080	23,820	(34,890)
Other income (expense):
Interest expense	(43,769)	(8,533)	(18,010)
Loss on termination of hedge accounting for interest rate swaps	—	—	(48,854)
Contract Settlement	—	—	(26,015)
Mark-to-market gain on interest rate swaps	—	(90)	5,804
Loss on early debt extinguishment	—	—	(21,724)
Interest income	537	157	1,274
Income (loss) before income tax (expense) benefit	101,848	15,354	(142,415)
Income tax (expense) benefit	(39,949)	(5,090)	51,824
Income (loss) from continuing operations	61,899	10,264	(90,591)
Income from discontinued operations, net of income tax expense	—	—	2,315
Gain on disposal of discontinued operations, net of income tax expense	—	—	20,750
Net income (loss)	61,899	10,264	(67,526)
Components of comprehensive income:
Unrealized gain on interest rate swaps, net of tax expense of $584 for the nine months ended September 30, 2005 and $16,890 for the seven months ended July 29, 2004	873	—	28,820
Comprehensive income (loss)	$62,772	$10,264	$(38,706)

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,002	$25,043
Trade accounts receivable, net of allowance ($217 in 2004)	112,333	66,484
Inventories, net	78,490	39,718
Deferred income taxes	18,525	15,145
Other current assets	29,549	27,821
Total current assets	249,899	174,211
Owned surface lands	29,333	29,171
Plant, equipment and mine development costs, net	550,985	487,495
Owned and leased mineral rights, net	1,130,436	1,282,989
Coal supply agreements, net	58,852	84,508
Other noncurrent assets	36,648	41,586
Total assets	$2,056,153	$2,099,960
LIABILITIES
Current liabilities:
Trade accounts payable	$31,659	$30,512
Accrued expenses and other current liabilities	153,699	155,541
Total current liabilities	185,358	186,053
Long-term debt	665,000	685,000
Deferred income taxes	112,890	133,828
Coal supply agreements, net	82,736	178,210
Postretirement benefits	461,405	449,683
Other noncurrent liabilities	234,686	211,455
Total liabilities	1,742,075	1,844,229
Commitments and contingencies (Note 18)
STOCKHOLDER EQUITY
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding at September 30, 2005 and at December 31, 2004	—	—
Additional paid-in capital	237,677	241,993
Retained earnings	75,963	14,064
Unearned restricted stock compensation	(109)	—
Accumulated other comprehensive income (loss)	547	(326)
Total stockholder equity	314,078	255,731
Total liabilities and stockholder equity	$2,056,153	$2,099,960

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Statements of Consolidated Cash Flows
(Dollars in thousands)

	Successor		Predecessor
	Nine Months Ended September 30, 2005	For the Period From February 9, 2004 (date of formation) Through September 30, 2004	Seven Months Ended July 29, 2004
	(Unaudited)	(Unaudited)
Operating activities:
Net income (loss)	$61,899	$10,264	$(67,526)
Loss on discontinued operations	—	—	(23,065)
Income (loss) from continuing operations	61,899	10,264	(90,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion on asset retirement obligations	6,203	1,343	4,020
Depreciation, depletion and amortization	93,642	3,744	70,073
Amortization of deferred financing costs	3,022	99	—
Gain on sale of assets	—	—	(960)
Non-cash restricted stock compensation	1,056	—	—
Non-cash mark-to-market adjustment for interest rate swap	—	90	(5,804)
Non-cash expense from termination of hedge accounting for interest rate swap	—	—	48,854
Loss on early extinguishment of debt	—	—	21,724
Deferred income taxes	24,815	5,042	(46,399)
Changes in operating assets and liabilities:
Trade accounts receivable	(45,849)	(2,924)	(9,341)
Inventories, net	(38,772)	(7,488)	(6,113)
Other current assets	(7,209)	513	(1,679)
Other noncurrent assets	3,373	12,428	2,445
Trade accounts payable	1,342	(4,455)	5,572
Accrued expenses and other current liabilities	(5,506)	2,944	(27,231)
Noncurrent liabilities	4,791	3,358	27,386
Net cash provided by (used in) continuing operations	102,807	24,958	(8,044)
Net cash provided by discontinued operations	—	—	6,973
Net cash provided by (used in) operating activities	102,807	24,958	(1,071)
Investing activities:
Acquisition of RAG American Coal Holding, Inc., net of cash acquired	—	(912,910)	—
Purchases of property, plant and equipment	(102,203)	(12,740)	(52,695)
Proceeds from disposition of property, plant and equipment	5,355	1,517	2,049
Net cash used in investing activities—continuing operations	(96,848)	(924,133)	(50,646)
Net cash provided by investing activities—discontinued operations	—	—	184,954
Net cash (used in) provided by investing activities	(96,848)	(924,133)	134,308
Financing activities:
Capital contribution	—	196,000	—
Proceeds from Parent advance	—	—	306,057
Proceeds from revolving credit facility	76,000	60,000	—
Repayment of revolving credit facility	(76,000)	(60,000)	—
Proceeds from issuance of long-term debt	—	770,000	—
Payment of deferred financing costs	—	(27,710)	—
Repayment of long-term debt	(20,000)	—	(614,644)
Payment of expenses resulting from early debt extinguishment	—	—	(21,724)
Repayment of capital lease obligations	—	—	(1,679)
Interest rate swap termination	—	—	(48,854)
Net decrease in cash pledged on debt	—	—	20,000
Net decrease in cash on deposit with Predecessor	—	—	233,023
Net cash (used in) provided by financing activities	(20,000)	938,290	(127,821)
Net increase (decrease) in cash and cash equivalents	(14,041)	39,115	5,416
Cash and cash equivalents at beginning of period	25,043	—	7,649
Cash and cash equivalents at end of period	$11,002	$39,115	$13,065
Supplemental cash flow information:
Cash paid for interest	$30,552	$—	$29,615
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements
(Dollars in thousands)

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

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred taxes; reserves for contingencies and litigation; and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results. The operating results for the three and nine month periods ended September 30, 2005 may not necessarily be indicative of the results to be expected in the fourth quarter or for the year ended December 31, 2005.

Foundation Coal Holdings, Inc. and its indirect subsidiary, Foundation Coal Corporation (“FCC”), were formed to acquire the North American coal mining assets of RAG American Coal Holding, Inc., a wholly owned subsidiary of RAG Coal International AG (“RAG”), which acquisition closed on July 30, 2004 (the “acquisition”). The acquisition was accounted for using the purchase method of accounting whereby identifiable assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The Company performed the purchase price allocation based on the results of an independent appraisal performed by a reputable consulting firm well known in the industry, actuarial valuations of employee benefits performed by consulting actuaries and other internal analysis. Certain judgments and estimates by the Company regarding future cash flows from individual mine sites, employee benefit assumptions and other plans were integral to the valuations performed by the valuation specialists. During the quarter ended September 30, 2005, the purchase price accounting allocations related to the acquisition were finalized as described in Note 3.

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
(Dollars in thousands)

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

The following provides a description of the basis of presentation during all periods presented:

“Successor”—represents the consolidated financial position of Foundation Coal Corporation and consolidated subsidiaries as of September 30, 2005 and December 31, 2004, and the consolidated results of operations and cash flows for the period from February 9, 2004 (date of formation) through September 30, 2004, and the three and nine month periods ended September 30, 2005. Foundation Coal Corporation had no significant activities until the acquisition on July 30, 2004. Therefore, the results of operations and cash flows for the period from February 9, 2004 (date of formation) through September 30, 2004 reflect only the activity for the two month period ended September 30, 2004.

“Predecessor”—represents the consolidated results of operations and cash flows of RAG American Coal Holding, Inc. and subsidiaries for all periods prior to the acquisition. This presentation reflects the historical basis of accounting.

The consolidated financial statements as of and for the three and nine month periods ended September 30, 2005 and year ended December 31, 2004 reflect the acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.

Unless otherwise indicated, “the Company” as used throughout the remainder of these notes to the consolidated financial statements refers to both the Successor and the Predecessor.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the 2005 presentation.

(2)   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value at the grant date. SFAS No. 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation of SFAS No. 123R from its original implementation date by six months for most registrants, requiring all public companies to adopt FAS 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company expects to adapt this standard on January 1, 2006. The impact of adopting SFAS No. 123R cannot be reasonably predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R during the prior period, the results are expected to be consistent with the pro forma disclosure under SFAS No. 123, except that forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. When adopted, the Company may elect to change the valuation method or assumptions and such changes could have a material impact on the amount of stock-based compensation the Company records.

In March 2005, the Emerging Issues Task Force reached consensus on Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”) concluding that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, Inventory Pricing, (“ARB No. 43”). The FASB ratified the EITF consensus. Based upon this consensus, post production stripping costs are considered costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The guidance in this consensus will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. At a June EITF meeting, the Task Force modified the transition provisions of EITF Issue 04-6, indicating that companies that adopt in periods beginning after June 29, 2005 may utilize a cumulative effect adjustment approach where the cumulative effect adjustment is recorded directly to retained earnings in the year of adoption. Alternatively, a company may recognize this change in accounting by restatement of its prior-period financial statements through retrospective application. The Company expects to adopt EITF Issue 04-6 on January 1, 2006 and expects to utilize the cumulative effect adjustment approach and record an adjustment directly to retained earnings upon adoption. Historically, the Company recorded stripping costs associated with in-process production as a separate component of inventory described as deferred overburden in Note 4. At September 30, 2005, such stripping costs associated with coal that has not been extracted was $46,089. Applying the requirements of this EITF as of September 30, 2005 would have resulted in a maximum decrease of $46,089 in inventory with the off-set recorded to retained earnings, net of tax. The effect on the financial statements upon adoption on January 1, 2006 will depend on the balance of deferred overburden included in the Company’s inventory at December 31, 2005.

The FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

(3)   Acquisition of RAG

On July 30, 2004, the Company, through its indirect wholly owned subsidiary FCC, acquired 100% of the outstanding common shares of all of the direct and indirect subsidiaries of RAG engaged in coal mining in North America for a purchase price of $986,918 including associated transaction costs of approximately $19,618. The purchase price along with the associated transaction costs were funded by $196,000 of cash from Foundation Coal Holdings, Inc.’s shareholder’s equity contributed to the Parent and its subsidiaries FC2 Corp. and FCC by Foundation Coal Holdings, LLC (“LLC”); $300,000 of cash proceeds from 7 1/4% Senior Notes due 2014 issued by Foundation PA Coal Company (“Foundation PA”); and $530,000 of cash proceeds from a senior secured credit facility consisting of a term loan facility and revolving credit facility (the “Senior Credit Facility”). The Senior Credit Facility issued by Foundation PA, consisted of $470,000 from the term loan and $60,000 draw from the revolving credit facility.

The acquisition was accounted for using the purchase method of accounting whereby identifiable assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The allocation of the purchase price for the acquisition has been finalized and recorded in the accompanying consolidated financial statements as of and for the period subsequent to July 30, 2005.

The following table summarizes the purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$73,969
Materials and supplies inventories	10,636
Coal inventory	11,984
Other current assets	46,509
Owned surface lands	30,054
Plant, equipment, mine development, asset retirement costs	490,794
Owned and leased mineral rights	1,277,237
Coal supply agreements	101,081
Other noncurrent assets	14,114
Total assets acquired	2,056,378
Accounts payable and accrued expenses	(164,764)
Coal supply agreements	(255,872)
Other noncurrent liabilities	(730,832)
Total liabilities assumed	(1,151,468)
Total purchase price net of cash acquired of $82,008	$904,910

The purchase price allocation was completed based upon analysis provided by an independent appraisal performed by a reputable consulting firm well known in the industry, actuarial valuations of employee benefits performed by consulting actuaries and other internal analysis. Certain judgments and

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

estimates by the Company regarding future cash flows from individual mine sites, employee benefit assumptions and other plans were integral to the valuations performed by the valuation specialists.

Cash and cash equivalents, accounts receivable, other current assets and accounts payable and accrued expenses were stated at historical carrying values. Given the short-term nature of these assets and liabilities, it was determined that these historical carrying values approximate fair value. The Company’s projected pension, post-retirement and post-employment benefit obligations and assets have been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on independent actuaries engaged by the Company. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimated tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Owned surface lands, inventory, plant, equipment, mine development costs, owned and leased mineral rights and coal supply agreements have been recorded at estimated fair value based on work performed by the independent valuation specialists as of the date of the acquisition, subsequently adjusted by management to reflect the final accounting allocation of the purchase price.

During the quarter ended September 30, 2005, the Company completed the purchase price allocation and recorded final purchase accounting adjustments that reduced the fair value of total assets acquired and liabilities assumed by $59,568, respectively, or approximately 3% of the fair value assigned. The most significant component of this decrease related to a revision in deferred income tax liabilities associated with projected post-retirement benefit obligations resulting from changes in the assumptions regarding the impact on these obligations of the Medicare Part D prescription drug benefits. The effect of the reduction between the preliminary and final purchase price allocation on assets acquired was a decrease in the fair value assigned to owned and leased mineral rights assets of $59,320, a decrease in coal supply agreement assets of $4,384, offset by an increase in the fair value of land and other assets of $4,136. The effect of the reduction between the preliminary and final purchase price allocation on assumed liabilities was a decrease in coal supply agreement liabilities of $10,533, a decrease in accounts payable and accrued expenses of $1,042 and a decrease in deferred income taxes and other noncurrent liabilities of $47,993.

Coal supply agreement assets or liabilities are amortized over the term of the contracts based on the tons of coal shipped under each contract. Based on the preliminary purchase price allocation, amortization of the asset for above market contracts was anticipated to be approximately $20,000, $11,000, $7,000 and $6,000 for the years ended December 31, 2006, 2007, 2008 and 2009, respectively. Subsequent to the final purchase accounting adjustments discussed above, amortization of the asset for above market contracts is anticipated to decrease by approximately $1,700, $700, $600 and $500 for the years ended December 31, 2006, 2007, 2008 and 2009, respectively. Based on the preliminary purchase price allocation, amortization of the liability for below market contracts was anticipated to be approximately ($42,000), ($15,000), ($4,000) and ($1,000) for the years ended December 31, 2006, 2007, 2008 and 2009, respectively. Subsequent to the final purchase accounting adjustments discussed above, amortization of the liability for above market contracts is anticipated to decrease by approximately $3,600, $1,100, $200 and $100 for the years ended December 31, 2006, 2007, 2008 and 2009, respectively.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

The following unaudited pro forma financial information reflects the consolidated results of operations for the periods presented as if the acquisition had taken place on January 1, 2004. The pro forma information incorporates the accounting for the acquisition, including but not limited to, the application of purchase accounting for coal supply agreements, owned and leased mineral rights, employee benefit liabilities and property, plant and equipment. The pro forma financial information may not necessarily be indicative of actual results.

	Pro forma (unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(In millions, except per share data)
Revenues	$255.6	$733.3
Loss from continuing operations	$(5.9)	$(25.2)
Net loss	$(5.9)	$(2.1)

(4)   Inventories

Inventories consisted of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)
Saleable coal	$16,641	$11,609
Raw coal	2,592	2,893
Work-in-process (deferred overburden)	46,089	13,889
Materials and supplies	20,961	18,983
	86,283	47,374
Less materials and supplies reserve for obsolescence	(7,793)	(7,656)
	$78,490	$39,718

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

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

(5)   Other Current Assets

Other current assets consisted of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)
Prepaid royalties	$2,332	$3,142
Prepaid longwall move expense	5,693	7,497
Prepaid SO2 emission allowances	1,030	780
Prepaid expenses	16,385	12,886
Other	4,109	3,516
	$29,549	$27,821

(6)   Property, Plant, Equipment and Owned and Leased Mineral Rights

Property, plant, equipment and owned and leased mineral rights consisted of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)
Owned surface and coal lands
Owned surface lands	$29,333	$29,171
Owned and leased mineral rights	$1,277,858	$1,336,557
Less accumulated depletion	(147,422)	(53,568)
	$1,130,436	$1,282,989
Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$641,042	$518,525
Mine development costs	14,164	6,196
Coal bed methane equipment and development costs	3,461	3,959
	658,667	528,680
Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(106,373)	(40,898)
Mine development costs	(872)	(108)
Coal bed methane equipment and development costs	(437)	(179)
	(107,682)	(41,185)
	$550,985	$487,495

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

(7)   Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)
Receivables from asset dispositions	$994	$5,863
Prepaid major repairs	3,165	737
Unamortized debt issuance costs, net	21,020	24,162
Advance mining royalties	2,802	2,620
Work-in-process coal inventory (deferred overburden)	—	3,576
Prepaid longwall development	1,633	1,633
Fair value of interest rate swaps	1,987	530
Other	5,047	2,465
	$36,648	$41,586

(8)   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)
Accrued federal and state income taxes	$1,773	$3,815
Accrued sales contract settlements	—	7,431
Wages and employee benefits	30,417	27,977
Pension benefits	7,712	5,970
Postretirement benefits other than pension	23,000	21,350
Interest	3,539	9,065
Royalties	6,305	8,657
Taxes other than income taxes	27,716	28,328
Asset retirement obligations	4,411	4,398
Workers’ compensation	9,648	9,717
Other	39,178	28,833
	$153,699	$155,541

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

(9)   Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)
Post employment benefits	$5,823	$6,365
Pension benefits	40,278	43,987
Workers’ compensation	17,756	18,938
Minimum royalty obligations	95	876
Black lung reserves	5,799	4,972
Contract settlement accrual	22,421	26,672
Asset retirement obligations	111,839	100,202
Deferred production tax	10,687	7,144
Deferred credits and other	2,162	2,299
Deferred equipment purchase agreement	17,826	—
	$234,686	$211,455

During the quarter ended September 30, 2005, the Company’s Northern Appalachia business unit took delivery of one hundred new longwall shields to remedy a warranty issue associated with shields currently used in their underground mining operations. The Company entered into a purchase commitment for the shields in the amount of $21,685, and in accordance with the payment terms related to the purchase commitment, periodic progress payments to the manufacturer are not scheduled to start until the fourth quarter of 2007, with scheduled completion within one year. As a result of this transaction, the Company recorded a deferred purchase commitment liability of $17,826 representing the present value of the future payments due in accordance with the terms of the purchase commitment. Interest expense will be inputed and recognized in a manner consistent with the established payment terms, ultimately increasing the liability to its full value of $21,685.

(10)   Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)
Changes in fair value of hedge instruments, net of tax of $584	$873	$—
Minimum pension liability adjustments, net of tax of $192	(326)	(326)
	$547	$(326)

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

(11)   Pension and Postretirement Benefit Plans

Components of Net Periodic Pension Costs

Net periodic pension costs included the following:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2005	For the Period From February 9, 2004 (date of formation) Through September 30, 2004	One Month Ended July 29, 2004	Nine Months Ended September 30, 2005	For the Period From February 9, 2004 (date of formation) Through September 30, 2004	Seven Months Ended July 29, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Service cost	$1,130	$804	$451	$4,018	$804	$3,160
Interest cost	2,309	1,646	918	8,212	1,646	6,431
Expected return on plan assets	(2,216)	(1,471)	(792)	(7,883)	(1,471)	(5,556)
Amortization of:
Prior service cost	—	—	3	—	—	23
Actuarial losses	80	—	329	287	—	2,279
	1,303	979	909	4,634	979	6,337
Less: amounts allocated to discontinued operations	—	—	—	—	—	(373)
Total from continuing operations	$1,303	$979	$909	$4,634	$979	$5,964

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

Components of Net Periodic Postretirement Benefit Costs

Net periodic postretirement medical and life insurance are as follows:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2005	For the Period From February 9, 2004 (date of formation) Through September 30, 2004	One Month Ended July 29, 2004	Nine Months Ended September 30, 2005	For the Period From February 9, 2004 (date of formation) Through September 30, 2004	Seven Months Ended July 29, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Service cost	$1,630	$1,153	$575	$5,586	$1,153	$4,039
Interest cost	6,730	4,722	2,500	23,061	4,722	17,501
Amortization of:
Prior service cost	—	—	49	—	—	348
Actuarial losses	—	—	1,087	—	—	7,703
	8,360	5,875	4,211	28,647	5,875	29,591
Less: amounts allocated to discontinued operations	—	—	—	—	—	(323)
Total from continuing operations	$8,360	$5,875	$4,211	$28,647	$5,875	$29,268

The Company’s postretirement medical and life insurance plans are unfunded.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

(12)   Pneumoconiosis (Black Lung) Expense and Trust

The components of net periodic benefit cost are as follows:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2005	For the Period From February 9, 2004 (date of formation) Through September 30, 2004	One Month Ended July 29, 2004	Nine Months Ended September 30, 2005	For the Period From February 9, 2004 (date of formation) Through September 30, 2004	Seven Months Ended July 29, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Service cost	$163	$84	$44	$331	$84	$309
Interest cost	409	208	108	831	208	752
Expected return on plan assets	(281)	(163)	(81)	(571)	(163)	(568)
Amortization of:
Transition asset	—	—	(10)	—	—	(148)
Prior service cost	—	—	11	—	—	79
Actuarial losses	116	—	23	236	—	319
	407	129	95	827	129	743
Less: amounts allocated to discontinued operations	—	—	—	—	—	(13)
Total from continuing operations	$407	$129	$95	$827	$129	$730

(13)   Stock-Based Compensation

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
(Dollars in thousands)

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method required by SFAS No. 123, the Company’s net income would have been changed to the pro forma amounts as indicated in the following table. The Predecessor had no stock option plans; therefore, no Predecessor information is presented.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Unaudited)	(Unaudited)
Net income, as reported	$22,474	$61,899
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	401	636
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(592)	(1,195)
Pro forma net income	$22,283	$61,340

The Company granted restricted stock performance unit awards (“performance units”) to certain key employees in March 2005. All of the performance units granted are subject to continued employment and vest on each December 31, beginning December 31, 2005 and ending on December 31, 2007 contingent upon the achievement of certain annual performance targets. Shares of common stock are then awarded in March of the year following the final vesting period. Compensation expense of approximately $655 and $1,025 (pretax) were recorded for the three and nine month periods ended September 30, 2005 for the initial year’s performance units that management expects will vest on December 31, 2005.

(14)   Derivative Instruments and Hedging Activities

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

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

On September 30, 2004, the Successor entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85,000. The term of these swaps is for three years. Under these swaps, the Company receives a variable rate of three month US dollar LIBOR and pays a fixed rate of 3.26%. Settlement of interest payments occurs quarterly. The Company was required to enter into these swaps in order to maintain at least 50% of its outstanding debt at a fixed rate as required by the Senior Credit Facility. These swap agreements essentially convert $85,000 of the Company’s variable rate borrowings under the Senior Credit Facility to fixed rate borrowings for a three year period beginning September 30, 2004. Effective January 1, 2005, the Company designated these interest rate swaps as cash flow hedges of the variable interest payments due on $85,000 of its variable rate date through September 2007 under SFAS No 133, Accounting for Derivative Financial Instruments and Hedging Activities upon completion of the effectiveness testing and related documentation. As of September 30, 2005, the fair value of this cash flow hedge was $1,987 which was recorded as a noncurrent asset and the offsetting unrealized gain of $873, net of tax expense was recorded in accumulated other comprehensive income. At December 31, 2004, the fair value of these swaps was $530 which was recorded as a noncurrent asset.

(15)   Asset Retirement Obligations

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

The following table is a reconciliation of the Company’s asset retirement obligation (“ARO”) liability from December 31, 2004 through September 30, 2005:

Asset retirement obligation, December 31, 2004	$104,600
Accretion expense	6,203
Revisions in estimated cash flows and liabilities incurred	6,880
Payments	(1,433)
Asset retirement obligation, September 30, 2005	$116,250

Revisions in estimated cash flows and liabilities incurred relate specifically to a recent annual review and increase in the final reclamation bond amount associated with our open pit operations in the Powder River Basin.

The current portions of the asset retirement obligation liabilities of $4,411 and $4,398 at September 30, 2005 and December 31, 2004, respectively, are included in accrued expenses and other current liabilities as illustrated in Note 8. There were no assets that were legally restricted for purposes of settling asset retirement obligations at September 30, 2005 or December 31, 2004, respectively.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

(16)   Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers. The Company operates only in the United States with mines in all of the major coal basins. The Company has three reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania, Central Appalachia, consisting of six underground mines and two surface mines in southern West Virginia and the Powder River Basin, consisting of two surface mines in Wyoming. Other includes an underground mine in Illinois, centralized sales functions, corporate overhead, business development activities, expenses for closed mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on operating income.

Successor:

Operating segment results for the three months ended September 30, 2005 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$85,964	$120,707	$108,807	$25,832	$341,310
Income (loss) from operations	6,884	45,818	10,781	(11,438)	52,045
Depreciation, depletion and amortization	15,837	20,297	15,209	1,788	53,131
Amortization of coal supply agreements	4,974	(13,337)	(10,306)	(1,798)	(20,467)
Capital expenditures	16,321	12,050	7,247	1,492	37,110
Total assets	$579,263	$921,811	$468,118	$86,961	$2,056,153

Operating segment results for the period from February 9, 2004 (date of formation) through September 30, 2004 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$57,483	$57,879	$42,807	$25,051	$183,220
Income (loss) from operations	3,752	20,424	5,167	(5,523)	23,820
Depreciation, depletion and amortization	5,512	11,845	8,604	236	26,197
Amortization of coal supply agreements	5,971	(17,124)	(10,722)	(578)	(22,453)
Capital expenditures	1,589	7,359	4,880	(1,088)	12,740
Total assets	$608,382	$765,444	$387,944	$377,083	$2,138,853

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

Predecessor:

Operating segment results for the one month ended July 29, 2004 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$23,839	$23,949	$18,886	$5,899	$72,573
Income (loss) from operations	4,628	(2,258)	(6,547)	(11,126)	(15,303)
Depreciation, depletion and amortization	1,489	3,978	2,712	571	8,750
Amortization of coal supply agreements	874	60	—	108	1,042
Capital expenditures	944	856	725	(283)	2,242
Total assets	$425,573	$553,504	$142,359	$296,932	$1,418,368

Successor:

Operating segment results for the nine months ended September 30, 2005 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$240,671	$358,863	$308,233	$68,527	$976,294
Income (loss) from operations	10,223	127,660	42,970	(35,773)	145,080
Depreciation, depletion and amortization	52,859	57,660	44,614	5,492	160,625
Amortization of coal supply agreements	13,982	(44,237)	(33,341)	(3,387)	(66,983)
Capital expenditures	33,718	33,521	31,895	3,069	102,203
Total assets	$579,263	$921,811	$468,118	$86,961	$2,056,153

Operating segment results for the period from February 9, 2004 (date of formation) through September 30, 2004 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$57,483	$57,879	$42,807	$25,051	$183,220
Income (loss) from operations	3,752	20,424	5,167	(5,523)	23,820
Depreciation, depletion and amortization	5,512	11,845	8,604	236	26,197
Amortization of coal supply agreements	5,971	(17,124)	(10,722)	(578)	(22,453)
Capital expenditures	1,589	7,359	4,880	(1,088)	12,740
Total assets	$608,382	$765,444	$387,944	$377,083	$2,138,853

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

Predecessor:

Operating segment results for the seven months ended July 29, 2004 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$179,758	$160,562	$159,004	$51,711	$551,035
Income (loss) from operations	30,748	(10,368)	(9,797)	(45,473)	(34,890)
Depreciation, depletion and amortization	10,918	27,864	18,761	3,693	61,236
Amortization of coal supply agreements	7,521	391	—	925	8,837
Capital expenditures	11,483	26,549	12,208	2,455	52,695
Total assets	$425,573	$553,504	$142,359	$296,932	$1,418,368

(17)   Other Revenue

Other revenue consisted of the following:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2005	For the Period From February 9, 2004 (date of formation) Through September 30, 2004	One Month Ended July 29, 2004	Nine Months Ended September 30, 2005	For the Period From February 9, 2004 (date of formation) Through September 30, 2004	Seven Months Ended July 29, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Royalty income	$1,658	$767	$190	$2,225	$767	$1,696
Synfuel fees	2,056	731	269	5,278	731	2,281
Coalbed methane	1,923	1,819	539	4,632	1,819	1,639
Transloading and plant processing fees	641	241	108	2,217	241	867
Gain (loss) on disposition of assets	458	—	277	419	—	960
Coal sales contract settlements	—	(1,730)	(1,296)	—	(1,730)	(1,296)
Other	1,105	965	1,637	3,496	965	6
Total other revenue	$7,841	$2,793	$1,724	$18,267	$2,793	$6,153

(18)   Commitments and Contingencies

Asset Retirement Obligations (formerly Reclamation and Mine Closure)

At September 30, 2005, the Company’s accruals for reclamation and mine closure totaled $116,250. The portion of the costs expected to be incurred within a year of $4,411 at September 30, 2005 is included in accrued expenses and other current liabilities. At September 30, 2005, these regulatory obligations are secured by surety bonds in the amount of $229,176. These surety bonds are partially collateralized by letters of credit issued by the Company.

Guarantees

One of our former parent companies, Cyprus Amax Minerals Company, remains a guarantor with regard to future minimum royalties payable under leases through the first quarter 2006 to Blackhawk Coal Company, an affiliate of American Electric Power. Under the terms of the Stock Purchase Agreement, dated May 12, 1999 between RAG Coal International AG and Cyprus Amax Minerals Company, the

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

Predecessor guaranteed Cyprus Amax performance under this obligation by issuing an irrevocable letter of credit to secure the minimum royalty payments still due. The Company assumed this guarantee in the acquisition. The amount of this letter of credit is reduced as the Company makes the scheduled payments. At September 30, 2005 and December 31, 2004, the letter of credit amount was $3,000 and $6,000, respectively.

Neweagle Industries, Inc. (“Neweagle”) is a wholly-owned indirect subsidiary of the Company. Starting in early 2001, Neweagle supplied and sold coal to Arch Coal Sales Company, Inc. (“Arch Sales”) pursuant to a Conditional Coal Supply Agreement dated October 1, 1996 (CCSA). This coal was in turn resold by Arch Sales under a separate and distinct Coal Sales Agreement dated October 1, 1989 (“Rocky Mount Contract”) with Cogentrix of Rocky Mount, Inc. (“Cogentrix”) as the buyer which expires December 31, 2013. On March 23, 2003, the Predecessor (now known as Foundation American Coal Holding, LLC) conditionally issued to Arch Sales a Guaranty and Indemnity (“Guaranty”) of Neweagle’s performance under the CCSA, and also agreed to indemnify Arch Sales and its affiliates and other parties for any liability related to the Rocky Mount Contract. As part of a global settlement of litigation relating to numerous issues between affiliates of the Predecessor and Arch Sales, a Mutual Release and Settlement Agreement (“MRSA”) was executed effective November 12, 2004. Pursuant to the MRSA, the CCSA and the Guaranty were terminated. Also pursuant to the MRSA, Neweagle agreed to continue selling and supplying coal to Arch in the quantities required under the Rocky Mount Contract for re-sale by Arch to Cogentrix thereunder. The MRSA also was executed by the Predecessor (now known as Foundation American Coal Holding, LLC) As a signatory to the MRSA, Foundation American Coal Holding, LLC and Neweagle agreed to indemnify, defend, and save harmless Arch and its affiliates from any non-performance, default or breach of (i) Neweagle’s obligation to supply coal to Arch Sales under the MSRA and (ii) for so long as the MRSA remains in force, any default, breach, or non-fulfillment of Arch Sales contract obligations under the Rocky Mount Contract as a result of acts or omissions (other than by Cogentrix) occurring on or after November 12, 2004.

Neweagle Industries, Inc., Neweagle Coal Sales Corp., Laurel Creek Co., Inc. and Rockspring Development, Inc. (“Sellers”) are wholly-owned indirect subsidiaries of the Company. The Sellers sell coal to Birchwood Power Partners, L.P. (“Birchwood”) under a Coal Supply Agreement dated July 22, 1993 which expires November 15, 2021 (Birchwood Contract). Laurel Creek Co., Inc. and Rockspring Development, Inc. were parties to the Birchwood Contract since its inception, at which time those entities were not affiliated with Neweagle Industries, Inc., Neweagle Coal Sales Corp., or the Company. Effective January 31, 1994, the Birchwood Contract was assigned to Neweagle Industries, Inc. and Neweagle Coal Sales Corp. by AgipCoal Holding USA, Inc. and AgipCoal Sales USA, Inc., which at the time were affiliates of Arch Coal, Inc. Despite this assignment, Arch Coal, Inc. (“Arch”) and its affiliates have separate contractual obligations to provide coal to Birchwood if Sellers fail to perform. Pursuant to an Agreement & Release dated September 30, 1997, the Predecessor (now known as Foundation American Coal Holding, LLC) agreed to defend, indemnify, and hold harmless Arch and its subsidiaries from and against any claims arising out of any failure of Sellers to perform under the Birchwood Contract. By acknowledgement dated February 16, 2005, the Predecessor and Arch acknowledged the continuing validity and effect of the Agreement & Release dated September 30, 1997.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

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

Contingencies

Several of our subsidiaries have been named as defendants in several separate complaints filed in Raleigh and Wyoming Counties, West Virginia, starting in late 2001, alleging personal injury and property damage caused by flooding on or about July 8, 2001. Similar suits may be filed in the future based on this or subsequent weather events. The general alleged basis for the lawsuits is that coal mining, oil and gas drilling and timbering operations altered the topography in the area to such an extent that flooding resulting from heavy rains caused more severe damage than would have otherwise resulted. Numerous similar complaints were filed by hundreds of plaintiffs against over 100 defendants, in a total of seven southern West Virginia counties. All such civil actions have been referred by the West Virginia Supreme Court to a three-judge panel, sitting in Raleigh County, pursuant to the Court’s Mass Litigation Rule.

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

In March 2005 the three judge panel issued a scheduling order indicating that six different trials will be held, one for each watershed impacted. Each trial will be held in two phases with the liability phase being held first, and then a damages phase. The first trial is currently scheduled to commence in March 2006. This will relate to flooding in the Upper Guyandotte River watershed in which our affiliates do have operations. Discovery and other pretrial proceedings associated with this first trial are now underway.

We believe the claims against our entities are fully covered by insurance. Common defense counsel and experts are representing numerous defendants and costs are being shared. While the outcome of litigation is subject to uncertainties, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition, results of operations or cash flow.

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
(Dollars in thousands)

Legal Proceedings

The Company is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(19)   Supplemental Guarantor and Non-Guarantor Financial Information

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
(Dollars in thousands)

Successor
Unaudited Supplemental Condensed Consolidated Statements of Operations
For the Three Months Ended September 30, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$12	$—	$341,298	$—	$341,310
Costs and expenses:
Cost of sales (excludes depreciation, depletion and amortization)	150	37	241,051	—	241,238
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	9,301	—	3,943	—	13,244
Accretion on asset retirement obligations	—	—	2,119	—	2,119
Depreciation, depletion and amortization	40	—	53,091	—	53,131
Amortization of coal supply agreements	—	—	(20,467)	—	(20,467)
Income (loss) from operations	(9,479)	(37)	61,561	—	52,045
Other income (expense):
Interest expense:
Debt and other	(127)	(12,148)	(2,817)	—	(15,092)
Intercompany	(1,334)	5,325	(3,991)	—	—
Interest income	172	—	63	—	235
Income (loss) from operations before income taxes	(10,768)	(6,860)	54,816	—	37,188
Income tax expense	(13,870)	817	(1,661)	—	(14,714)
Income (loss) from continuing operations	(24,638)	(6,043)	53,155	—	22,474
Equity in earnings of investments in issuer and guarantor subsidiaries	47,112	41,362	—	(88,474)	—
Net income (loss)	$22,474	$35,319	$53,155	$(88,474)	$22,474

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

Successor
Unaudited Supplemental Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$15	$—	$976,279	$—	$976,294
Costs and expenses:
Cost of sales (excludes depreciation, depletion and amortization)	300	113	697,323	—	697,736
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	21,270	—	12,363	—	33,633
Accretion on asset retirement obligations	—	—	6,203	—	6,203
Depreciation, depletion and amortization	40	—	160,585	—	160,625
Amortization of coal supply agreements	—	—	(66,983)	—	(66,983)
Income (loss) from operations	(21,595)	(113)	166,788	—	145,080
Other income (expense):
Interest expense:
Debt and other	(408)	(34,995)	(8,366)	—	(43,769)
Intercompany	(3,951)	15,559	(11,608)	—	—
Interest income	336	—	201	—	537
Income (loss) from operations before income taxes	(25,618)	(19,549)	147,015	—	101,848
Income tax expense	(35,644)	(2,551)	(1,754)	—	(39,949)
Income (loss) from continuing operations	(61,262)	(22,100)	145,261	—	61,899
Equity in earnings of investments in issuer and guarantor subsidiaries	123,161	114,077	—	(237,238)	—
Net income (loss)	$61,899	$91,977	$145,261	$(237,238)	$61,899

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

Successor
Unaudited Supplemental Condensed Consolidated Balance Sheets
September 30, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,587	$—	$(585)	$—	$11,002
Trade accounts receivable, net	(51)	—	112,384	—	112,333
Inventories, net	—	—	78,490	—	78,490
Deferred income taxes	—	5,569	12,956	—	18,525
Other current assets	1,738	163	27,648	—	29,549
Total current assets	13,274	5,732	230,893	—	249,899
Owned surface lands	—	—	29,333	—	29,333
Plant, equipment and mine development costs, net	1,301	—	549,684	—	550,985
Owned and leased mineral rights, net	—	—	1,130,436	—	1,130,436
Coal supply agreements, net	—	—	58,852	—	58,852
Other noncurrent assets	464,972	428,193	566,866	(1,423,383)	36,648
Total assets	$479,547	$433,925	$2,566,064	$(1,423,383)	$2,056,153
Liabilities and Stockholder Equity
Current liabilities:
Trade accounts payable	$745	$—	$30,914	$—	$31,659
Accrued expenses and other current liabilities	15,233	5,460	133,006	—	153,699
Total current liabilities	15,978	5,460	163,920	—	185,358
Long-term debt	—	665,000	—	—	665,000
Deferred income taxes	24,815	108,284	(20,209)	—	112,890
Coal supply agreements, net	—	—	82,736	—	82,736
Other noncurrent liabilities	124,676	(438,097)	1,615,645	(606,133)	696,091
Total liabilities	165,469	340,647	1,842,092	(606,133)	1,742,075
Stockholder equity	314,078	93,278	723,972	(817,250)	314,078
Total liabilities and stockholder equity	$479,547	$433,925	$2,566,064	$(1,423,383)	$2,056,153

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

Successor
Unaudited Supplemental Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$13,877	$20,000	$68,930	$102,807
Investing activities:
Purchases of property, plant and equipment	—	—	(102,203)	(102,203)
Proceeds from disposition of property, plant and equipment	—	—	5,355	5,355
Net cash used in investing activities	—	—	(96,848)	(96,848)
Financing activities:
Proceeds from revolving credit facility	—	76,000	—	76,000
Repayment of revolving credit facility	—	(76,000)	—	(76,000)
Repayment of long-term debt		(20,000)		(20,000)
Net cash used in financing activities	—	(20,000)	—	(20,000)
Net increase (decrease) in cash and cash equivalents	13,877	—	(27,918)	(14,041)
Cash and cash equivalents at beginning of period	(2,290)	—	27,333	25,043
Cash and cash equivalents at end of period	$11,587	$—	$(585)	$11,002

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

•       our liquidity, results of operations and financial condition; and

•       disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires.

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

Our primary product is steam coal, sold primarily to electric power generators located in the United States. Approximately 9% of our coal sales revenue for the nine months ended September 30, 2005 and 8% of our pro-forma sales revenue for the nine months ended September 30, 2004 was made from the sale of metallurgical coal to the domestic and export metallurgical coal markets where it is used to make coke for steel production.

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

Results of Continuing Operations

Basis of Presentation:

RAG American Coal Holding, Inc. and its subsidiaries, excluding the subsidiaries comprising the RAG Colorado Business Unit which were sold on April 15, 2004, were acquired by a subsidiary of Foundation Coal Holdings, Inc. on July 30, 2004. Due to the change in ownership, and the resultant application of purchase accounting, the historical financial statements of the Predecessor and the Successor included in this Form 10-Q have been prepared on different bases for the periods presented and are not comparable.

The following provides a description of the basis of presentation during all periods presented:

Successor—represents the consolidated financial position of Foundation Coal Holdings, Inc. as of December 31, 2004 and September 30, 2005, our consolidated results of operations for the quarter ended September 30, 2005 and our consolidated results of operations and cash flows for the nine months ended September 30, 2005. Foundation Coal Holdings, Inc. had no significant activities until the acquisition on July 30, 2004. Our consolidated financial position at September 30, 2005, and our consolidated results of operations for the quarter and nine months ended September 30, 2005 reflect the final purchase price allocation based on appraisals prepared by independent valuation specialists, employee benefit valuations prepared by independent actuaries and other internal analysis. Deferred income taxes have been provided in the consolidated balance sheet based on the tax versus book basis of the fair values of the assets acquired and liabilities assumed. During the quarter ended September 30, 2005, we completed the purchase price allocation, and recorded final purchase accounting adjustments that reduced the fair value of the total assets acquired by approximately $60 million, or approximately 3%, of the preliminary value assigned to the assets acquired. The most significant final purchase accounting adjustment reduced deferred income tax liabilities, with corresponding changes to the values assigned to owned and leased mineral rights and coal supply agreements, due to a change in assumption as to how Medicare Part D will be implemented with regard to retiree health care obligations. The preliminary valuation of deferred income taxes assumed that Medicare Part D would be coordinated with the Company’s retiree health care plans. Additional information obtained and analysis performed prior to the finalization of purchase accounting caused this assumption to change to an expectation that the Company will utilize the income tax free subsidy offered under Medicare Part D. Our consolidated financial position at December 31, 2004 reflected our preliminary estimates of purchase price allocation before the final purchase accounting adjustments described above. The application of purchase accounting to the acquired assets of RAG American Coal Holding, Inc. resulted in increases to owned and leased mineral rights, surface lands, coal inventories, and the asset arising from recognition of asset retirement obligations. It resulted in decreases to plant and equipment and current deferred taxes. In addition, the historical cost assigned to deferred overburden in the acquired asset balance sheet was eliminated. The values assigned to uncovered and partially covered coal lands considered the stage of the mining process in which these two groups of coal lands were at the acquisition date. The application of purchase accounting to the acquired liabilities of RAG American Coal Holding, Inc. resulted in increases to postretirement health care obligations, pension obligations, black lung obligations, asset retirement obligations and noncurrent deferred taxes. Separate assets or liabilities were established to reflect the valuation of above or below market coal supply agreements in relation to market price curves. With regard to consolidated results of operations for the three and nine month periods ended September 30, 2005, the principal effects of the application of purchase accounting, in comparison to reporting for historical periods, were to decrease the cost of coal sold due to lower expenses for postretirement health care and pensions, to decrease the cost of coal sold for net deferrals of deferred overburden costs, to decrease net amortization expense for coal supply agreements which is now a credit because our contracts at acquisition represented a net liability, and to increase the cost of depletion expense for owned and leased mineral rights.

Predecessor—represents the results of operations for RAG American Coal Holding, Inc. for the one and seven months ended July 29, 2004 and cash flows for RAG American Coal Holding, Inc. for the seven months ended July 29, 2004. These consolidated financial statements are based on the historical assets, liabilities, sales and expenses of the Predecessor for these periods.

Pro forma—To facilitate the three and nine month period comparisons throughout management’s discussion and analysis, we discuss “pro forma” results for the quarter and nine month periods ended

September 30, 2004. The pro forma results present the third quarter and first nine months of 2004 as if Foundation Coal Holdings, Inc.: (a) acquired RAG American Coal Holding, Inc. on January 1, 2004; (b) completed the Initial Public Offering on January 1, 2004; and transacted the sale of the RAG Colorado Business Unit and associated repayment of Predecessor bank debt and settlement of Predecessor interest rate swaps on December 31, 2003. Pro-forma amounts are not recognized measures under GAAP and do not purport to be alternatives to GAAP operating measures. Management believes that the discussion of pro forma operating results is important to the readers of the financial statements to understand key operating trends in comparing the third quarter of 2005 to the third quarter of 2004 and the nine months ended September 30, 2005 to the nine months ended September 30, 2004. In the following sections tables present unaudited results of operations for the Successor for the quarter ended September 30, 2005, unaudited results of operations for the Predecessor on a pro forma basis as described above for the quarter ended September 30, 2004, unaudited results of operations for the Successor for the nine months ended September 30, 2005, and unaudited results of operations for the Predecessor on a pro forma basis as described above for the nine months ended September 30, 2004.

Quarter ended September 30, 2005—Successor compared to period July 1 through July 29, 2004—Predecessor and period February 9(date of formation) through September 30, 2004 (two month operating period)—Successor

As previously described there are significant differences in the basis of financial reporting between the Successor and Predecessor periods as a result of the purchase of RAG American Coal Holding, Inc. by Foundation Coal Corporation on July 30, 2004, and the resultant application of purchase accounting to the assets and liabilities acquired. The Successor reported income from continuing operations of $22.5 million for the quarter ended September 30, 2005 whereas the Predecessor reported a loss from continuing operations of $42.3 million for period July 1 through July 29, 2004 and the Successor reported income from continuing operations of $10.3 million for the two month operating period ended September 30, 2005.

During the period July 1 through July 29, 2004, the Predecessor recorded a non-cash pre-tax loss related to a coal contact settlement in the amount of $26.0 million and $21.7 million of pre-tax expenses for early debt extinguishment. These non-recurring charges, net of income tax benefits, were the main reasons for the loss from continuing operations.

During the third quarter of 2005, the Successor achieved stronger production and tons sold and enjoyed significantly higher per ton sales realizations. Year-over-year increases in cost of coal sales, selling general and administrative expenses and depreciation, depletion and amortization were more than absorbed by higher coal sales revenues. The operating trends discussed in the following section, Historical quarter ended September 30, 2005 compared to pro forma quarter ended September 30, 2004, also apply to comparisons of the two Successor periods and the Predecessor period July 1 through July 29, 2004.

Historical and Pro Forma
Consolidated Condensed Statements of Operations
(Dollars in millions, except per share)

	Successor		Predecessor			Pro Forma
	Quarter Ended September 30, 2005	Two Months Ended September 30, 2004	July 1 Through July 29, 2004	Pro Forma Adjustments		Quarter Ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Revenues	$341.3	$183.2	$72.5	$(0.1	)(a)	$255.6
Cost of coal sales	241.2	147.6	71.0	(8.3	)(b)	210.3
Selling, general & administrative expense	13.2	6.7	6.5	(2.1	)(c)	11.1
Accretion on asset retirement obligations	2.1	1.3	0.6	—		1.9
Depreciation, depletion & amortization	53.2	26.2	8.7	7.0	(d)	41.9
Amortization of coal supply agreements	(20.5)	(22.4)	1.0	(11.6	)(e)	(33.0)
Income (loss) from operations	52.1	23.8	(15.3)	14.9		23.4
Interest expense	(15.1)	(8.5)	(1.7)	(2.8	)(f)	(13.0)
Interest income	0.2	0.2	0.1	—		0.3
Loss on termination of hedge accounting for interest rate swaps	—	—	(0.1)	0.1	(g)	—
Loss on early debt extinguishment	—	—	(21.7)	21.7	(g)	—
Contract settlement	—	—	(26.0)	—		(26.0)
Mark-to-market gain on interest rate swaps	—	(0.1)	—	—		(0.1)
Income (loss) before income taxes	37.2	15.4	(64.7)	33.9		(15.4)
Income tax (expense) benefit	(14.7)	(5.1)	22.4	(7.8	)(h)	9.5
Income (loss) from continuing operations	22.5	10.3	(42.3)	26.1		(5.9)
Income from discontinued operations, net of income tax expense	—	—	—	—		—
Net income (loss)	$22.5	$10.3	$(42.3)	$26.1		$(5.9)

(a)           Reflects the elimination of royalty income as a result of purchase accounting

(b)          Reflects an adjustment of $3.1 million of overburden removal costs reflected on depreciation, depletion and amortization as a result of purchase accounting, $1.4 million of elimination of actuarial losses on pension and other postretirement benefits as a result of purchase accounting and $3.8 million elimination of additional costs due to coal inventories written up to fair value in purchase accounting.

(c)           Reflects an adjustment of $0.2 million for expense arising from a management incentive plan eliminated when RAG American Coal holding, Inc. was acquired by Foundation Coal Corporation, $0.1 million of elimination of actuarial losses on pensions, other postretirement benefits and black lung benefits as a result of purchase accounting and an adjustment of $1.8 million for the cost of a one-time bonus awarded to certain employees in connection with the sale of RAG American Coal Holding, Inc.

(d)          Reflects increased depreciation, depletion and amortization, primarily cost depletion on mineral rights, as a result of purchase accounting.

(e)           Reflects net credit to amortization of coal supply agreements as a result of purchase accounting.

(f)             Reflects adjustment to interest expense based on capital structure put in place by the acquisition.

(g)           Reflects adjustments to eliminate debt extinguishment charges and income from discontinued operations arising from sale of the Colorado Business Unit.

(h)          Represents the tax effect of the pro forma adjustments computed such that the pro forma income tax benefit is recognized at the effective income tax rate recorded in the Successor period of 2004.

Historical quarter ended September 30, 2005 compared to pro forma quarter ended September 30, 2004

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Successor	Pro Forma
	Quarter Ended September 30,	Quarter Ended September 30,	Increase (Decrease)
	2005	2004	Amount	Percent
	(Unaudited, in millions, except per ton data)
Coal sales	$333.5	$251.2	$82.3	32.8%
Other revenue	7.8	4.4	3.4	77.3%
Total revenues	$341.3	$255.6	$85.7	33.5%
Tons sold	17.9	16.1	1.8	11.2%
Coal sales realization per ton sold	$18.66	$15.56	$3.10	19.9%

Coal sales revenues for the quarter ended September 30, 2005 increased by 32.8% compared to the pro forma coal sales revenues for the quarter ended September 30, 2004 as a result of an 11.2% increase in tons sold and a 19.9% increase in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia increased by 0.6 million tons (21%) as a result of increased production from both Cumberland and Emerald mines. During the third quarter of 2004 production from the Emerald mine was reduced due to adverse mining conditions experienced while mining the last portion of a longwall panel prior to a scheduled longwall move that occurred in the fourth quarter of 2004. Coal sales volumes in Central Appalachia increased by 0.4 million tons (21%) primarily due to higher shipments of purchased coal utilized on a steam coal contract to increase the availability of our production for sale to higher margin industrial markets plus additional volumes of coal purchased from an independent synfuel operation. Production was comparable between the two periods as higher production at the Kingston and Pioneer/Pax complexes offset reduced production at the Laurel Creek complex and from the Rockspring mine. The Pax surface mine has been increasing its production as the mine becomes more fully developed. The Pax mine, which replaces the Simmons Fork mine that depleted its reserves in 2004, produced at an annualized rate of 0.7 million tons during the third quarter of 2005. When fully developed in 2006, it is expected to produce approximately 1 million tons per year. Coal sales volumes in the Powder River Basin increased by 0.9 million tons (8%) to a record quarterly shipment level of 11.5 million tons despite ongoing maintenance to the UP/BNSF joint line, a rail line that we utilize to ship coal. During the third quarter of 2004, we experienced less than expected levels of rail service in the

Powder River Basin. The repair program on the joint line is expected to impact rail service through November 2005. Coal sales volumes from the Illinois Basin increased by 0.1 million tons (21%) reflecting shipments made to fulfill new contract obligations. Purchased coal activities by our trading group decreased by approximately 0.2 million tons, compared to the comparable quarter of the prior year, due to the timing of purchased coal transactions.

Coal sales realization per ton sold in Northern and Central Appalachia increased by 25% and 31%, respectively, in 2005 due to substitution of higher priced contracts which took effect in late 2004 and early 2005 for lower priced contracts that expired. An additional factor in Northern Appalachia was higher coal quality premiums for sulfur content as a result of record prices for sulfur dioxide allowances and lower sulfur content of shipped coal. In the Powder River Basin, coal sales realizations per ton declined by 3% due to the expiration at the end of 2004 of higher priced contracts signed during the 2001 market increase, partly offset by higher sulfur premiums. The weighted average coal sales realization per ton sold of $18.66 for the third quarter of 2005 also benefited from a larger proportion of higher priced Northern Appalachia and Central Appalachia tons sold relative to the lower priced tons from the Powder River Basin.

Other revenues for the quarter ended September 30, 2005 increased by $3.4 million compared to the pro forma other revenues for the quarter ended September 30, 2004. The increase was mainly due to charges totaling $4.1 million during the 2004 period for settlement of future coal sales commitments that did not recur in 2005.

Costs and Expenses

	Successor	Pro Forma
	Quarter Ended September 30,	Quarter Ended September 30,	Increase (Decrease)
	2005	2004	Amount	Percent
	(Unaudited, in millions)
Cost of coal sales (excludes depreciation, depletion and amortization	$241.2	$210.3	$30.9	14.7%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	13.2	11.2	2.0	17.9%
Accretion on asset retirement obligations	2.1	1.9	0.2	10.5%
Depreciation, depletion and amortization	53.2	41.9	11.3	27.0%
Amortization of coal supply agreements	(20.5)	(33.1)	12.6	38.1%
Total costs and expenses	$289.2	$232.2	$57.0	24.5%

Cost of coal sales.   The cost of coal sales for the quarter ended September 30, 2005 increased from the pro forma cost of coal sales for the quarter ended September 30, 2004 due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($3.6 million); (b) increases in many categories of materials and services as a result of significantly higher commodity prices particularly for steel products and diesel fuel ($14.7 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($7.9 million); (d) increases in purchased coal costs as a result of higher volumes and prices ($7.2 million); partly offset by additional credits to work-in process inventory for uncovered coal ($2.9 million). Cost of coal sales per ton were $13.50 for the quarter ended September 30, 2005 compared to a pro forma figure of $13.00 for the quarter ended September 30, 2004, an increase of 3.8%.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the quarter ended September 30, 2005 totaled $13.2 million compared to pro forma expense of $11.2 million for the quarter ended September 30, 2004. Year-over-year increases are due to additional expenses incurred in the areas of: (a) directors and officers’ insurance premiums ($0.2 million), (b) audit fees, including Sarbanes Oxley 404 compliance, ($0.8 million), (c) information technology costs ($0.4 million), (d) health care costs ($0.7 million); (e) non-cash stock compensation expense ($0.3 million), and (f) various miscellaneous administrative expenses ($0.6 million), partly offset by lower legal fees ($0.8 million).

Accretion on asset retirement obligation.   Accretion on asset retirement obligation is a component of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Higher accretion expense in the quarter ended September 30, 2005 was attributable to increased production volumes particularly in the Powder River Basin.

Depreciation, depletion and amortization.   Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. Expense increased in the quarter ended September 30, 2005 compared to the pro forma expense for the quarter ended September 30, 2004 due to higher cost depletion ($5.3 million), resulting from a combination of increased production and purchase accounting adjustments subsequent to September 30, 2004 which increased depletion of purchase accounting values assigned to partially and fully uncovered coal at the Powder River Basin surface mines, and higher depreciation and amortization ($6.0 million) due to capital additions to plant & equipment during the fourth quarter of 2004 and the first nine months of 2005 and higher production at the Northern Appalachia mines where longwall equipment is depreciated on a units of production basis.

Coal supply agreement amortization.   Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the acquisition date. Amortization of the liability for below market priced coal supply agreements during the quarter ended September 30, 2005 totals $26.7 million of credit to expense. Amortization of the asset for above market priced coal supply agreements during the same period totals $6.2 million of charges to expense. The decrease in the net credit for amortization of coal supply agreements compared to the pro forma amount for the quarter ended September 30, 2004 is primarily due to reduced amortization of below market priced coal supply agreements due to the expiration of lower priced contracts in Northern and Central Appalachia.

Segment Analysis

	Successor	Pro Forma
	Quarter Ended September 30,	Quarter Ended September 30,	Increase (Decrease)
	2005	2004	Tons/$	Percent
	(Unaudited, in millions)
Powder River Basin
Tons sold	11.5	10.6	0.9	8.5%
Average sales realization per ton	$7.46	$7.67	$(0.21)	(2.7)%
Revenues	$86.0	$81.3	$4.7	5.8%
Income from operations	$6.9	$4.8	$2.1	43.8%
Northern Appalachia
Tons sold	3.5	2.9	0.6	20.7%
Average sales realization per ton	$34.39	$27.44	$6.95	25.3%
Revenues	$120.7	$80.7	$40.0	49.6%
Income from operations	$45.8	$26.7	$19.1	71.5%
Central Appalachia
Tons sold	2.3	1.9	0.4	21.1%
Average sales realization per ton	$45.66	$34.85	$10.81	31.0%
Revenues	$108.8	$62.6	$46.2	73.8%
Income from operations	$10.8	$5.1	$5.7	111.8%

Powder River Basin—Income from operations for the quarter ended September 30, 2005 was $6.9 million. The pro forma income from operations for the quarter ended September 30, 2004 was $4.8 million. The increase in operating income is primarily due to higher tons sold of 0.9 million partly offset by lower average per ton sales realizations as a result of the expiration of several above market contracts at year-end 2004. Cost of coal sales per ton sold decreased approximately 5% year over year as fixed operating costs were spread over more tons shipped.

Northern Appalachia—Income from operations for the quarter ended September 30, 2005 was $45.8 million compared with pro forma income from operations of $26.7 million for the quarter ended September 30, 2004. The significant improvement is primarily due to increased revenues of $40.0 million resulting from a 21% increase in tons sold and a 25% increase in average sales realization per ton. Production and shipments increased from both Cumberland and Emerald mines during the third quarter of 2005. During the third quarter of 2004 production from the Emerald mine was reduced due to adverse mining conditions experienced while mining the last portion of a longwall panel prior to a scheduled longwall move that occurred in the fourth quarter of 2004. During the third quarter of 2004, the Cumberland mine experienced periodic hard cutting on the longwall face and lost several shifts of longwall production due to an inability to load barges because of high river levels brought on by the rains of hurricane Ivan. Higher revenues were partly offset by increases in labor and employee benefit costs ($1.7 million), materials and supplies ($3.2 million), depreciation depletion and amortization ($3.0 million), insurance premiums ($0.3 million), charged in selling, general and administrative ($0.1 million) and a reduced credit for amortization of coal supply agreements ($12.2 million). Cost of coal sales per ton decreased approximately 10% year over year.

Central Appalachia—Income from operations for the quarter ended September 30, 2005 was $10.8 million compared with pro forma operating income of $5.1 million for the quarter ended September 30, 2004. Revenues increased by $46.2 million primarily due to a 21% increase in tons sold and a 31% increase in average sales realizations per ton. Tons sold increased due to higher production from the Kingston, and Pax mines partly offset by lower production from the Pioneer and Laurel Creek mines.

Higher revenues were partly offset by increased expenses for: (a) labor and fringe benefits ($2.1 million); (b) materials and supplies, led by increases for roof control materials and diesel fuel ($8.9 million); (c) purchased coal ($13.7 million); (d) royalties and severance taxes driven by higher sales revenues ($6.1 million); (e) depreciation, depletion and amortization ($2.5 million); and (f) amortization of coal supply agreements, representing a smaller net credit due to the expiration of lower priced sales contracts valued in the purchase accounting ($5.7 million). Cost of coal sales per ton increased approximately 20% year over year.

Interest Expense, Net

	Successor	Pro Forma
	Quarter Ended September 30,	Quarter Ended September 30,	Increase (Decrease)
	2005	2004	Amount	Percent
	(Unaudited, in millions)
Interest expense—debt related	$(11.0)	$(10.1)	$0.9	8.9%
Interest expense—amortization of deferred financing fees	(1.5)	(0.3)	1.2	400.0%
Interest expense—surety bond and letter of credit fees	(2.6)	(2.6)	—	—%
Interest income	0.2	0.3	0.1	33.3%
Interest expense, net	$(14.9)	$(12.7)	$2.2	17.3%

Debt related interest expense for the quarter ended September 30, 2005 was higher than the pro forma debt related interest expense for quarter ended September 30, 2004 due to: (a) an approximate 180 basis point increase in the interest rate on variable rate debt and (b) an additional month of imputed interest charges that began in August 2004. These factors were partly offset by the impact of repaying approximately $39 million of variable rate debt from cash on hand at December 31, 2004. The remaining portion of the $85 million prepayment made on December 31, 2004 was funded by proceeds from the Initial Public Offering (“IPO”) and has been considered in calculating the pro forma interest expense for the quarter ended September 30, 2004. Amortization of deferred financing fees for the quarter ended September 30, 2005 increased from the pro forma amortization of deferred financing fees for the corresponding prior year quarter due to a charge-off of deferred financing fees because of a prepayment of $20 million of bank term debt on August 4, 2005. Surety bond and letter of credit fees were comparable between the two quarters.

Income Tax (Expense) Benefit

	Successor	Pro Forma
	Quarter Ended September 30,	Quarter Ended September 30,	Increase (Decrease)
	2005	2004	Amount	Percent
	(Unaudited, in millions)
Income tax (expense) benefit	$(14.7)	$9.5	$24.2	254.7%

For the quarter ended September 30, 2005, income taxes are provided at an effective rate of 40.9% based on projected full year taxable income and projected full year temporary differences. We are providing a full valuation allowance against deferred tax assets attributable to AMT tax credits which has the effect of significantly increasing the effective book income tax rate. For the quarter ended September 30, 2004, pro forma income tax benefit was recognized at an effective rate of approximately 62% which is the combined mathematical result of recognizing pro forma income tax benefits on the pro forma loss from continuing operations for the period July 1 through July 29, 2004 at an effective income tax rate of 48.3% and recognizing income tax expense for the two month operating period ended September 30, 2004 at the same effective income tax rate of 48.3%. The prior year effective income tax rate of 48.3% is the same rate used to provide income taxes on the Successor’s pre-tax income for the five month operating period ended December 31, 2004.

Nine months ended September 30, 2005—Successor compared to period January 1 through July 29, 2004—Predecessor and period February 9 (date of formation) through September 30, 2004 (two month operating period)—Successor

As previously described there are significant differences in the basis of financial reporting between the Successor and Predecessor periods as a result of the purchase of RAG American Coal Holding, Inc. by Foundation Coal Corporation on July 30, 2004, and the resultant application of purchase accounting to the assets and liabilities acquired. The Successor reported income from continuing operations of $61.9 million for the nine months ended September 30, 2005 whereas the Predecessor reported a loss from continuing operations of $90.6 million for period January 1 through July 29, 2004 and the Successor reported income from continuing operations of $10.3 million for the two month operating period ended September 30, 2004.

During the period January 1 through July 29 the Predecessor incurred approximately $26.7, net of income taxes, of non-cash charges related to termination of hedge accounting for interest rate swaps, partly offset by a net mark-to-market gain on the interest rate swaps The predecessor also incurred charges for early extinguishment of debt of $18.8 million, net of income taxes and a coal contract settlement of $16.5 million, net of income taxes. These one-time charges total $62.0 million, net of income taxes. These charges in combination with below normal coal production from our Northern Appalachia mines were the primary reason for the significant loss from continuing operations.

During the nine months ended September 30, 2005, the Successor achieved stronger production and tons sold, enjoyed significantly higher per ton sales realizations and received the benefit of a net credit from amortization of coal supply agreements, reflecting amortization of a liability established for below market contracts in purchase accounting. Year-over-year increases in cost of coal sales, selling, general and administrative expenses and depreciation, depletion and amortization were more than absorbed by higher coal sales revenues. The operating trends discussed in the following section, Historical nine months ended September 30, 2005 compared to pro forma nine months ended September30, 2004, also apply to comparisons of the two Successor periods and the Predecessor period January 1 through July 29, 2004.

Historical and Pro Forma
Consolidated Condensed Statements of Operations
(Dollars in millions, except per share)

	Successor		Predecessor			Pro Forma
	Nine Months Ended September 30, 2005	Two Months Ended September 30, 2004	January 1 Through July 29, 2004	Pro Forma Adjustments		Nine Months Ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Revenues	$976.3	$183.2	$551.0	$(0.9	)(a)	$733.3
Cost of coal sales	697.8	147.6	484.5	(31.3	)(b)	600.8
Selling, general & administrative expense	33.6	6.7	27.4	(4.7	)(c)	29.4
Accretion on asset retirement obligations	6.2	1.3	4.0	0.6	(d)	5.9
Depreciation, depletion & amortization	160.6	26.2	61.2	58.0	(e)	145.4
Amortization of coal supply agreements	(67.0)	(22.4)	8.8	(92.6	)(f)	(106.2)
Income (loss) from operations	145.1	23.8	(34.9)	69.1		58.0
Interest expense	(43.8)	(8.5)	(18.0)	(15.0	)(g)	(41.5)
Interest income	0.5	0.2	1.3	—		1.5
Loss on termination of hedge accounting for interest rate swaps	—	—	(48.9)	48.9	(h)	—
Loss on early debt extinguishment			(21.7)	21.7	(h)
Contract settlement			(26.0)			(26.0)
Mark-to-market gain on interest rate swaps	—	(0.1)	5.8	(5.8	)(h)	(0.1)
Income (loss) before income taxes	101.8	15.4	(142.4)	118.9		(8.1)
Income tax (expense) benefit	(39.9)	(5.1)	51.8	(40.7	)(i)	6.0
Income (loss) from continuing operations	61.9	10.3	(90.6)	78.2		(2.1)
Income from discontinued operations, net of income tax expense	—	—	23.1	(23.1	)(h)	—
Net income (loss)	$61.9	$10.3	$(67.5)	$55.1		$(2.1)

(a)           Reflects the elimination of royalty income as a result of purchase accounting.

(b)          Reflects an adjustment of $21.4 million of overburden removal costs reflected on depreciation, depletion and amortization as a result of purchase accounting and $9.9 million of elimination of actuarial losses on pension and other postretirement benefits as a result of purchase accounting.

(c)           Reflects an adjustment of $2.4 million for expense arising from a management incentive plan eliminated when RAG American Coal holding, Inc. was acquired by Foundation Coal Corporation, $0.4 million of elimination of actuarial losses on pensions, other postretirement benefits and black lung benefits as a result of purchase accounting and an adjustment of $1.8 million for the cost of a one-time bonus awarded to certain employees in connection with the sale of RAG American Coal Holding, Inc.

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

Historical nine months ended September 30, 2005 compared to pro forma nine months ended September 30, 2004

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Successor	Pro Forma
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2005	2004	Amount	Percent
	(Unaudited, in millions, except per ton data)
Coal sales	$958.0	$725.3	$232.7	32.1%
Other revenue	18.3	8.0	10.3	128.8%
Total revenues	$976.3	$733.3	$243.0	33.1%
Tons sold	51.3	47.4	3.9	8.2%
Coal sales realization per ton sold	$18.68	$15.30	$3.38	22.1%

Coal sales revenues for the nine months ended September 30, 2005 increased by 32.1% compared to the pro forma coal sales revenues for the nine months ended September 30, 2004 as a result of an 8.2% increase in tons sold and a 22.1% increase in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia increased by 2.3 million tons (29%) primarily as a result of increased production from the Cumberland Mine. Coal sales volumes in Northern Appalachia in the nine months of 2004 were decreased by interruptions to operations caused by the idling of the Cumberland Mine longwall for approximately eleven weeks during the prior year period, an extended duration longwall move at the Emerald Mine during the first quarter of 2004 and adverse mining conditions at Emerald during the third quarter of 2004. The scheduled longwall move at Emerald during the second quarter of 2005 was of shorter duration than the move during the first quarter of 2004. From February 17 through May 7, 2004, the longwall mining equipment at the Cumberland Mine was idled due to alleged violations resulting from a revised interpretation of regulations issued by MSHA regarding the ventilation system at the Mine. In response, we revised the ventilation system to minimize any future business disruption and on May 7, 2004 we resumed longwall operations at the Cumberland Mine. There was no interruption of production due to ventilation issues during the first nine months of 2005.

Coal sales volumes in Central Appalachia increased by 0.8 million tons (14%) due to higher production at the Kingston, Rockspring and Pax Mines plus increased sales of purchased coal partly offset by lower production from the Laurel Creek complex. Production capacity at Kingston was expanded in early 2005 by the addition of a continuous miner unit. Production from the Pioneer/Pax surface mine complex increased the prior year as the closure of the Simmons Fork Mine was more than offset by production from the developing Pax Mine. The Pax Mine produced at an annualized rate of 0.7 million tons during the third quarter of 2005. When fully developed in 2006, it is expected to produce approximately one million tons of coal per year. Coal sales volumes in the Powder River Basin increased by 1.2 million tons (4%) as a higher level of committed sales was partly offset by worse than expected levels of rail service brought on by unusually inclement weather during May and resultant repairs to the rail lines, particularly the UP/BNSF joint line south of Gillette. The repair program on the joint line is expected to impact rail service through November 2005. However, our Powder River Basin mines shipped at a record level in the third quarter of 2005 and made up part of the shortfall from the second quarter. Coal sales volumes from the Illinois Basin increased by 0.2 million tons (15%) reflecting shipments made to fulfill new contract obligations. Purchased coal activities by our trading group decreased by approximately 0.6 million tons, compared to the comparable nine months of the prior year due to the timing of purchased coal transactions.

Coal sales realization per ton sold in Northern and Central Appalachia increased by 27% and 33%, respectively, in 2005 due to substitution of higher priced contracts which took effect in late 2004 and early 2005 for lower priced contracts that rolled off. An additional factor in Northern Appalachia was higher coal quality premiums for sulfur content as a result of record prices for sulfur dioxide allowances and lower sulfur content of shipped coal. In the Powder River Basin, coal sales realizations per ton declined by 2% due to the expiration at the end of 2004 of higher priced contracts signed during the 2001 market increase, partly offset by higher sulfur premiums. The weighted average coal sales realization per ton sold of $18.68 for the nine months of 2005 also benefited from a larger proportion of higher priced Northern Appalachia and Central Appalachia tons sold relative to the lower priced tons from the Powder River Basin.

All of our 2005 projected production is committed and priced. As of October 25, 2005, uncommitted and unpriced tonnage was 5%, 26% and 51% of planned production in 2006, 2007 and 2008, respectively. Eastern coals account for the majority of uncommitted tonnage as 12%, 36% and 62% of the Company’s planned eastern production remains uncommitted and unpriced in 2006, 2007 and 2008, respectively.

In 2006 through 2008, Foundation Coal expects coal production within the following ranges:

Expected Coal Production (Millions of Tons)

	2006	2007	2008
East	21.5—23.5	21.5—23.5	21.5—23.5
West	49.0—51.0	49.0—51.0	54.0—56.0
Total Consolidated	70.5—74.5	70.5—74.5	75.5—79.5

Based on its committed and priced planned production as of October 25, 2005, the Company expects its committed and priced production from its Eastern mines, encompassing Northern Appalachia, Central Appalachia and the Illinois Basin, to realize in the range of $39.32 to $39.72 per ton in 2006. The Company also expects its committed and priced production from the Powder River Basin to realize in the range of $7.90 to $8.10 per ton in 2006. These ranges of expected per ton average realizations include forecast sulfur dioxide and btu premiums based on contract terms, projected coal qualities and historical realized premiums. The above tonnages and expected per ton average realizations exclude coal that may be purchased and resold during 2006.

Other revenues for the nine months ended September 30, 2005 increased by $10.3 million compared to the pro forma other revenues for the nine months ended September 30, 2004. The increase was partly due to charges totaling $7.9 million during the 2004 period for settlement of future coal sales commitments compared to $0.7 million of such charges in 2005, combined with higher revenues for synfuel fees ($2.3 million) and higher coal bed methane sales ($1.2 million) during the 2005 period.

Costs and Expenses

	Successor	Pro Forma
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2005	2004	Amount	Percent
	(Unaudited, in millions)
Cost of coal sales (excludes depreciation, depletion and amortization)	$697.8	$600.8	$97.0	16.1%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	33.6	29.4	4.2	14.3%
Accretion on asset retirement obligations	6.2	5.9	0.3	5.1%
Depreciation, depletion and amortization	160.6	145.4	15.2	10.5%
Amortization of coal supply agreements	(67.0)	(106.2)	39.2	36.9%
Total costs and expenses	$831.2	$675.3	$155.9	23.1%

Cost of coal sales.   The cost of coal sales for the nine months ended September 30, 2005 increased from the pro forma cost of coal sales for the nine months ended September 30, 2004 due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($26.3 million); (b) increases in many categories of materials and services as a result of significantly higher commodity prices particularly for steel products and diesel fuel ($48.8 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($13.5 million); (d) increases in purchased coal costs due to both higher prices and higher volumes ($13.0 million) partly offset by additional credits to work-in-process inventory for uncovered coal ($3.4 million). Cost of coal sales per ton were $13.61 for the nine months ended September 30, 2005 compared to a pro forma figure of $12.57 for the nine months ended September 30, 2004, an increase of 8.3%.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the nine months ended September 30, 2005 totaled $33.6 million compared to pro forma expense of $29.4 million for the nine months ended September 30, 2004. Year-over-year increases in the first nine months of 2005 are due to additional expenses incurred in the areas of: (a) directors and officers’ insurance premiums ($1.1 million), (b) audit fees, including Sarbanes Oxley 404 compliance, ($1.8 million), (c) information technology costs ($0.8 million), (d) salaries and cash incentive compensation ($2.1 million) (e) non-cash stock compensation expense ($0.5 million), and (f) various miscellaneous administrative expenses ($0.2 million), partly offset by lower legal fees ($1.6 million) and reduced health care costs ($.7 million).

Accretion on asset retirement obligation.   Accretion on asset retirement obligation is a component of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Higher accretion expense in the quarter ended September 30, 2005 was attributable to increased production volumes.

Depreciation, depletion and amortization.   Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. Expense increased in the nine months ended September 30, 2005 compared to the pro forma expense for the nine months ended September 30, 2004 due to higher cost depletion ($8.9 million) resulting from a combination of increased production and purchase accounting adjustments subsequent to September 30, 2004 which increased depletion of purchase accounting values assigned to partially and fully uncovered coal at the Powder River

Basin surface mines, and higher depreciation and amortization ($6.2 million) due to capital additions to plant & equipment during the fourth quarter of 2004 and the first nine months of 2005 and higher production at the Northern Appalachia mines where longwall equipment is depreciated on a units of production basis.

Coal supply agreement amortization.   Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the acquisition date. Amortization of the liability for below market priced coal supply agreements during the nine months ended September 30, 2005 totals $86.3 million of credit to expense. Amortization of the asset for above market priced coal supply agreements during the same period totals $19.3 million of charges to expense. The decrease in the net credit for amortization of coal supply agreements compared to the pro forma amount for the nine months ended September 30, 2004 is primarily due to reduced amortization of below market priced coal supply agreements due to the expiration of lower priced contracts in Northern and Central Appalachia.

Segment Analysis

	Successor	Pro Forma
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2005	2004	Tons/$	Percent
	(Unaudited, in millions)
Powder River Basin
Tons sold	32.4	31.2	1.2	3.8%
Average sales realization per ton	$7.38	$7.55	$(0.17)	(2.3)%
Revenues	$240.7	$237.2	$3.5	1.5%
Income from operations	$10.2	$6.1	$4.1	67.2%
Northern Appalachia
Tons sold	10.3	8.0	2.3	28.8%
Average sales realization per ton	$34.45	$27.14	$7.31	26.9%
Revenues	$358.9	$217.3	$141.6	65.2%
Income from operations	$127.7	$60.5	$67.2	111.1%
Central Appalachia
Tons sold	6.7	5.9	0.8	13.5%
Average sales realization per ton	$45.00	$33.97	$11.03	32.5%
Revenues	$308.2	$197.6	$110.6	56.0%
Income from operations	$43.0	$29.1	$13.9	47.8%

Powder River Basin—Income from operations for the nine months ended September 30, 2005 was $10.2 million compared to pro forma income from operations of $6.1 million for the nine months ended September 30, 2004. The increase in operating income is primarily due to higher revenues as increased shipments and higher coal quality premiums were partly offset by lower sales realizations per ton reflecting the expiration of several above market contracts at year end 2004. Lower amortization of coal supply agreements ($16.9 million) as a result of the expiration of above market contracts was largely offset by a 4% year-over-year increase in per ton cost of coal sales and higher depreciation, depletion and amortization. During the nine months ended September 30, 2005, the Company estimates that worse than expected levels of rail service, during the second quarter, resulted in reduced shipments of approximately 1.0 million tons and reduced income from operations in the range of $0.8 million to $1.3 million.

Northern Appalachia—Income from operations for the nine months ended September 30, 2005 was $127.7 million compared to pro forma income from operations of $60.5 million for the nine months ended

September 30, 2004. The significant improvement is primarily due to increased revenues of $141.6 million resulting from a 29% increase in tons sold and a 27% increase in average sales realization per ton. Production from the Cumberland Mine increased substantially during the first nine months of 2005. During the first half of 2004, Cumberland’s longwall was idle from February 17 to May 7 for reasons previously described. Emerald had longwall moves in both nine month periods, but the 2005 longwall move was of shorter duration and its impact on revenues was mitigated by shipments from inventories. Higher revenues were partly offset by increases in labor and employee benefit expenses ($17.1 million), materials and supplies ($20.1 million), coal production taxes ($2.1 million), depreciation, depletion and amortization ($5.9 million) and a reduced credit for amortization of coal supply agreements ($31.5 million). Cost of coal sales per ton decreased approximately 7% year over year.

Central Appalachia—Income from operations for the nine months ended September 30, 2005 was $43.0 million compared to pro forma operating income of $29.1 million for the nine months ended September 30, 2004. Revenues increased by $110.6 million primarily due to a 14% increase in tons sold, driven by higher production at the Kingston, Rockspring and Pax mines, and a 33% increase in average sales realizations per ton. Higher revenues were partly offset by increased expenses for: (a) labor and fringe benefits ($8.7 million); (b) materials and supplies, led by increases for roof control materials and diesel fuel ($18.6 million); (c) purchased coal ($32.8 million); (d) royalties and severance taxes driven by higher sales revenues ($9.8 million); (e) depreciation, depletion and amortization ($4.4 million); and (f) amortization of coal supply agreements, representing a smaller net credit due to the expiration of lower priced sales contracts valued in the purchase accounting ($24.0 million). Also, the pro forma operating income for the nine months ended September 30, 2004 included a $1.5 million charge for settlement of litigation. Cost of coal sales per ton increased approximately 21% year over year.

Interest Expense, Net

	Successor	Pro Forma
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2005	2004	Amount	Percent
	(Unaudited, in millions)
Interest expense—debt related	$(33.3)	$(29.9)	$3.4	11.4%
Interest expense—amortization of deferred financing fees	(3.0)	(3.8)	(0.8)	(21.1)%
Interest expense—surety bond and letter of credit fees	(7.5)	(7.8)	(0.3)	(3.8)%
Interest income	0.5	1.5	1.0	66.7%
Interest expense, net	$(43.3)	$(40.0)	$3.3	8.3%

Debt related interest expense for the nine months ended September 30, 2005 was higher than the pro forma debt related interest expense for nine months ended September 30, 2004 due to: (a) about a 160 basis point increase in the interest rate on variable rate debt; (b) imputed interest charges that began in the second half of 2004 and (c) greater utilization of the revolving credit agreement. These factors were partly offset by the impact of repaying approximately $39 million of variable rate debt from cash on hand at December 31, 2004 and an additional $20 million from cash on hand at August 4, 2005. The remaining portion of the $105 million of total prepayments since July 30, 2004 was funded by proceeds from the Initial Public Offering (“IPO”) and has been considered in calculating the pro forma interest expense for the nine months ended September 30, 2004. Pro forma amortization of deferred financing fees for the nine months ended September 30, 2004 includes $1.7 million of accelerated amortization from the repayment of variable rate debt with IPO proceeds; there is $0.7 million of accelerated amortization from repayment of variable rate debt in the nine months ended September 30, 2005. The decrease in surety bond and letter of credit fees in the nine month period of 2005 is due to reductions in the amounts of these financial assurance instruments compared to the period immediately following the purchase of RAG American Coal Holding, Inc. The reduction in interest income between nine month periods is primarily due to lower cash balances available for investment in the nine months ended September 30, 2005.

Income Tax (Expense) Benefit

	Successor	Pro Forma
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Increase (Decrease)
	2005	2004	Amount	Percent
	(Unaudited, in millions)
Income tax (expense) benefit	$(39.9)	$6.0	$45.9	765.0%

For the nine months ended September 30, 2005, income taxes are provided at an effective rate of 39.8% based on projected full year taxable income and projected full year temporary differences. Current tax expense, which represents taxes currently payable on operations, was approximately 29% of pre-tax income. We are providing a full valuation allowance against deferred tax assets attributable to AMT tax credits. For the nine months ended September 30, 2004, pro forma income tax expense was recognized at an effective rate of 48.3%, the same effective rate used to provide taxes on the Successor’s pre-tax income for the five months ended December 31, 2004.

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during nine months ended September 30, 2005 and 2004, respectively.

	Successor	Predecessor
	Nine Months Ended	Two Months Ended	Seven Months Ended
	September 30, 2005	September 30, 2004	July 29, 2004
	(Unaudited, in millions)
Cash provided by (used in):
Operating activities—continuing operations	$102.8	$24.9	$(8.0)
Operating activities—discontinued operations	—	—	7.0
Investing activities—continuing operations	(96.8)	(924.1)	(50.7)
Investing activities—discontinued operations	—	—	185.0
Financing activities—borrowings(2)	76.0	830.0	306.0
Financing activities—repayments(2)	(96.0)	(60.0)	(686.9)
Financing activities—sales of equity securities	—	196.0	—
Financing activities—dividends on common stock	—	—	—
Financing activities—other	—	(27.7)	—
Financing activities—pledged cash	—	—	20.0
Financing activities—on deposit with RAG(1)	—	—	233.0
Change in cash and cash equivalents	$(14.0)	$39.1	$5.4

(1)          Represents the decrease in the balance of cash on deposit with RAG.

(2)          The borrowings and repayments during the nine months ended September 30, 2005 in the amount of $76.0 million represent use of the Revolving Credit facility to maintain day-to-day liquidity and a $20.0 million repayment of long term debt in advance of maturity in August 2005.

(3)          Cash used in investing activities by the Successor for the two months ended September 30, 2004 include $912.9 million, net of cash acquired to acquire RAG American Coal Holding, Inc. and subsidiaries from RAG Coal International AG.

Cash provided by operating activities from continuing operations increased in the nine months ended September 30, 2005 as compared to the pro forma combined results of the Successor for the two months ended September 30, 2004 and the Predecessor for the seven months ended July 29, 2004 are primarily due to higher net income from continuing operations partly offset by increases in working capital, mainly trade accounts receivable and inventories.

Cash used in investing activities for continuing operations, excluding the purchase of RAG American Coal Holding, Inc., increased in the nine months ended September 30, 2005 as compared to the combined pro forma results of the Successor for the two months ended September 30, 2004 and the Predecessor for the seven months ended July 29, 2004 due to higher capital expenditures in the 2005 period. Capital expenditures for the nine months ended September 30, 2005 totaled $102.2 million, including $42.3 million of expenditures related to the expansion of the Belle Ayr Mine in the Powder River Basin, development of the Pax surface mine and related rail loading facility in Central Appalachia, addition of a continuous mining unit to the Kingston Mine in Central Appalachia, the widening of the Emerald Mine longwall face to 1,450 feet from 1,250 feet and upgrades to the rail loading facility at Emerald. Pro forma combined capital expenditures of the Successor for the two months ended September 30, 2004 and for the Predecessor for the seven months ended July 29, 2004 of $65.4 million were mainly for replacement of equipment and other expenditures necessary to sustain mine operations.

Cash used in financing activities of the Predecessor for the seven months ended July 29, 2004 represents repayment of all long-term debt of the Predecessor including cash prepayment penalties coupled with the settlement of the Predecessor’s interest rate swaps. These repayments utilized the proceeds from the sale of the RAG Colorado Business Unit, cash previously reported as cash on deposit with Parent, cash pledged and $306.0 of cash advanced by RAG Coal International AG that the Predecessor repaid from a portion of the cash acquisition price that Foundation Coal paid to RAG.

The cash acquisition price including transaction costs of $912.9 million paid by Foundation for RAG American Coal Holding, Inc and subsidiaries, net of cash acquired, was funded by $830.0 million of Successor long-term debt, consisting of $470.0 of senior secured term Loan B, $300.0 million of senior unsecured long-term notes, $60.0 of drawings under the $350.0 million revolving credit facility and $196.0 million of cash equity contributed by the shareholders. The $60.0 million of drawings under the revolving credit facility were fully repaid on the first business day after the Transactions utilizing cash of the acquired subsidiaries. The $27.7 million other cash used in financing activities was for costs associated with arranging long-term debt used to fund the acquisition which are accounted for as deferred financing fees and amortized over the lives of the senior secured Loan B and the senior unsecured long-term notes.

Our primary source of liquidity will continue to be cash from sales of our coal production and purchased coal to customers. We have borrowing availability under our revolving credit facility, subject to certain conditions.

As of September 30, 2005, we have outstanding $665.0 million in aggregate indebtedness, with an additional $165.0 million of available borrowings under our revolving credit facility (after giving effect to $185.0 million of letters of credit outstanding as of September 30, 2005). Our liquidity requirements will be significant, primarily due to debt service requirements. Of the $43.1 million of interest expense, net of interest income, for the nine months ended September 30, 2005, approximately $39.0 million has or will be paid in cash.

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

Covenant levels and Adjusted EBITDA ratios for the four quarters ended September 30, 2005 are as follows:

	Covenant Level		Adjusted EBITDA September 30, 2005 Ratios
Senior Credit Facilities(1)
Minimum Adjusted EBITDA to cash interest ratio	1.875	X	5.2	X
Maximum total debt to Adjusted EBITDA ratio	5.75	X	2.5	X
Indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0	X	5.2	X

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

		Deduct:	Deduct:	Add:
	Four Quarters Ended December 31, 2004	Period January 1 Through July 29, 2004	Period February 9 (date of formation) Through September 30, 2004	Nine Months Ended September 30, 2005	Four Quarters Ended September 30, 2005
	(Unaudited, in millions)
EBITDA(1)	$15.6	$(55.7)	$27.4	$238.6	$282.5
Non-cash charges (income)(2)	70.4	79.1	5.2	(8.9)	(22.8)
Unusual or non-recurring items(3)	35.9	32.1	0.8	—	3.0
Cumberland Mine force majeure(4)	31.1	31.1	—	—	—
Other adjustments(5)	(0.5)	(1.4)	(0.4)	0.6	1.9
Adjusted EBITDA	$152.5	$85.2	$33.0	$230.3	$264.6

(1)   EBITDA is calculated in the table below:

		Deduct:	Deduct:	Add:
	Four Quarters Ended December 31, 2004	Period January 1 Through July 29, 2004	Period February 9 (date of formation) Through September 30, 2004	Nine Months Ended September 30, 2005	Four Quarters Ended September 30, 2005
	(Unaudited, in millions)
Income (loss) from continuing operations	$(76.1)	$(90.6)	$10.3	$61.9	$66.1
Interest expense	44.7	18.0	8.5	43.8	62.0
Interest income	(2.3)	(1.3)	(0.2)	(0.6)	(1.4)
Income tax expense (benefit)	(38.2)	(51.8)	5.1	39.9	48.5
Depreciation, depletion and amortization	146.0	61.2	26.2	160.6	219.2
Amortization of coal supply agreements	(58.5)	8.8	(22.5)	(67.0)	(111.8)
EBITDA	$15.6	$(55.7)	$27.4	$238.6	$282.6

(2)   We are required to adjust EBITDA, as defined above, for the following non-cash charges (income):

		Deduct:	Deduct:	Add:
	Four Quarters Ended December 31, 2004	Period January 1 Through July 29, 2004	Period February 9 (date of formation) Through September 30, 2004	Nine Months Ended September 30, 2005	Four Quarters Ended September 30, 2005
	(Unaudited, in millions)
Interest rate swaps(a)	$42.6	$43.1	$0.1	$—	$(0.6)
Early extinguishment of debt	21.7	21.7	—	—	—
Profit in inventory(b)	3.8	—	3.8	—	—
Overburden removal included in depreciation, depletion and amortization(c)	(15.3)	—	—	(16.1)	(31.4)
Accretion on asset retirement obligations/reclamation expense	7.3	4.0	1.3	6.2	8.2
Stock based compensation expense(d)	—	—	—	1.0	1.0
Asset impairment charges	—	—	—	—	—
Amortization included in benefits expense(e)	10.3	10.3	—	—	—
Total	$70.4	$79.1	$5.2	$(8.9)	$(22.8)

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

(3)   We are also required by the credit agreement to adjust EBITDA, as defined above, for the following unusual (income) expense:

		Deduct:	Deduct:	Add:
	Four Quarters Ended December 31, 2004	Period January 1 Through July 29, 2004	Period February 9 (date of formation) Through September 30, 2004	Nine Months Ended September 30, 2005	Four Quarters Ended September 30, 2005
	(Unaudited, in millions)
Litigation/arbitration/contract settlements, net(a)	$28.9	$28.9	$—	$—	$—
Transaction bonus(b)	1.8	1.8	—	—	—
Long-term incentive plan expense(c)	2.4	2.4	—	—	—
Gain on asset sales	(1.0)	(1.0)	—	—	—
Other(d)	3.8	—	0.8	—	3.0
Total	$35.9	$32.1	$0.8	$—	$3.0

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

Pro-forma cash interest for the four quarters ended September 30, 2005 is calculated as follows (unaudited, in millions):

Cash interest expense for nine months ended September 30, 2005		$37.9
Interest expense for three months ended September 30, 2005		15.0
Less:	Amortization of deferred debt issuance costs for three month period ended September 30, 2005	(1.5)
Less:	Cash interest income for the three month period ended September 30, 2005	(0.2)
Less:	Other non cash interest expense for three months ended September 30, 2005	(0.4)
		$50.8

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

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2004 updated for the repayment of $20 million of bank debt in August 2005. In addition to the amounts shown in the table, we are committed to: (a) forward contracts to purchase approximately $22.9 million of diesel fuel for 2006 delivery at our Powder River Basin mines; (b) forward contracts to purchase approximately $5.4 million of diesel fuel for 2006 delivery at our Pioneer/Pax mines in Central Appalachia; (c) purchase orders and construction contracts covering approximately $12.0 million of 2006 capital expenditures.

	2005	2006-2007	2008-2009	After 2009	Total
	(Unaudited, in millions)
Long-term debt and capital leases	$—	$—	$—	$665.0	$665.0
Cash interest on long term debt	41.3	81.4	73.6	123.7	320.0
Cash payments for asset retirement obligations	3.7	5.6	3.5	197.0	209.8
Unconditional purchase commitments	56.0	7.4	17.2	—	80.6
Operating leases	5.8	9.8	3.5	1.1	20.2
Minimum royalties	4.0	1.0	—	—	5.0
Total	$110.8	$105.2	$97.8	$986.8	$1,300.6

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

We had outstanding surety bonds with a total face amount of $251.8 million as of September 30, 2005, of which $229.2 million secured reclamation obligations, $10.7 million secured coal lease obligations and $9.6 million secured self-insured workers’ compensation obligations. In addition, we had $185.0 million of letters of credit in place for the following purposes: $33.4 million for workers’ compensation, including collateral for workers’ compensation bonds; $23.4 million for UMWA retiree health care obligations; $121.5 million for collateral for reclamation surety bonds, $3.0 million for minimum royalty payment obligations for a closed mine in Utah; and $3.7 million for other miscellaneous obligations. Recently, surety bond costs have increased, while the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value at the grant date. SFAS No. 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). FAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission (“SEC”) delayed the implementation of SFAS No. 123R from its original implementation date by six months for most registrants, requiring all public companies to adopt FAS 123R no later than the beginning of the first fiscal year beginning after June 15, 2005. The impact of adopting SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R during the prior period, the results are expected to be consistent with the pro forma disclosure under SFAS No. 123, except that forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. When adopted, the Company may elect to change the valuation method or assumptions and such changes could have a material impact on the amount of stock-based compensation the Company records.

In March 2005, the Emerging Issues Task Force reached consensus on Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”) concluding that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, Inventory Pricing, (“ARB No. 43”). The FASB ratified the EITF consensus. Based upon this consensus, post production stripping costs are considered costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The guidance in this consensus will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. At a June EITF meeting, the Task Force modified the transition provisions of EITF Issue 04-6, indicating that companies that adopt in periods beginning after June 29, 2005 may utilize a cumulative effect adjustment approach where the cumulative effect adjustment is recorded directly to retained earnings in the year of adoption. Alternatively, a company may recognize this change in accounting by restatement of its prior-period financial statements through retrospective application. The Company expects to adopt EITF Issue 04-6 on January 1, 2006 and expects to utilize the cumulative effect adjustment approach and record an adjustment directly to retained earnings upon adoption. Historically, the Company recorded stripping costs associated with in-process production as a separate component of inventory described as deferred overburden in Note 4. At September 30, 2005, such stripping costs associated with coal that has not been extracted was $46,089. Applying the requirements of this EITF would have resulted in a maximum decrease of $46,089 in inventory with the off-set recorded to retained earnings, net of tax. The effect on the financial statements upon adoption on January 1, 2006 will depend on the balance of deferred overburden included in the Company’s inventory at December 31, 2005

The FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” in March of 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of September 30, 2005, we had sales commitments for approximately 100% of our planned 2005 production. As of October 25, 2005, uncommitted and unpriced tonnage was 5%, 26% and 51% of planned production in 2006, 2007 and 2008, respectively. Eastern coals account for the majority of uncommitted tonnage as 12%, 36% and 62% of the Company’s planned eastern production remains uncommitted and unpriced in 2006, 2007 and 2008, respectively.

Some of the products used in our mining activities, such as diesel fuel, explosives, steel products and electricity, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility. As of November 14, 2005, the Company has entered into forward purchase commitments for approximately 90% of the diesel fuel that it expects to consume during calendar year 2006 at prices ranging from $1.73 per gallon for our Powder River Basin mines to $2.04 per gallon for our Central Appalachian mines. The Company has designated these contracts as normal purchase normal sale contracts, and, therefore, they are not deemed to be derivative financial instruments for financial reporting purposes. During the nine months ended September 30, 2005, the cost of diesel fuel represents approximately 3% of the Company’s consolidated cost of coal sales.

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

As of September 30, 2005, after giving effect to the $85 million of interest rate swaps that were entered into, we had $280 million of variable rate indebtedness, representing approximately 44% of our outstanding indebtedness. A 1% change in interest rates would affect the interest expense on such indebtedness by $2.8 million per year. At September 30, 2005, the fair value of these swap agreements was an unrealized gain of $2.0 million. Effective January 1, 2005, these swaps were designated as hedges. The increase in the unrealized gain of $1.5 million pre-tax ($0.9 million, net of tax) for the nine months ended September 30, 2005 was reported as a component of comprehensive income (loss).

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

In conjunction with the September 1, 2005 implementation of our sales and revenue system, changes were made to the Company’s internal controls in order to adapt to the SAP environment. Management believes that the new controls are equally effective as those that were in place prior to the implementation.

Changes in Disclosure Controls

There were no significant changes in our disclosure controls or in other factors that could significantly affect these disclosure controls in the fiscal quarter ended September 30, 2005. Management is not aware of any material weaknesses; therefore, there were no corrective actions to be taken.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

Information required by this Item is contained in Note 18, “Commitments and Contingencies,” to the consolidated financial statements contained in this Report and is incorporated herein by reference.

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

Date: November 14, 2005	FOUNDATION COAL CORPORATION
(Registrant)

Name	Title
/s/ JAMES F. ROBERTS	President, Chief Executive Officer and Director
James F. Roberts	(Principal Executive Officer)
/s/ FRANK J. WOOD	Senior Vice President and Chief Financial Officer
Frank J. Wood	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation of Foundation Coal Holdings, Inc.
3.2*	Amended and Restated By-laws of Foundation Coal Holdings, Inc.
4.1*	Form of certificate of Foundation Coal Holdings, Inc. common stock
4.2*

Amended and Restated Stockholders Agreement, dated as of October 4, 2004, by and among Foundation Coal Holdings, Inc., Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC and the management stockholders parties thereto

10.1**	Amendment Number 1 to Employment Agreement, dated as of November 1, 2005 by and among Klaus-Dieter Beck and Foundation Coal Corporation.
10.2**	Amendment Number 1 to Employment Agreement, dated as of November 1, 2005 by and among James J. Bryja and Foundation Coal Corporation.
10.3**	Amendment Number 1 to Employment Agreement, dated as of November 1, 2005 by and among James A. Olsen and Foundation Coal Corporation.
10.4**	Amendment Number 1 to Employment Agreement, dated as of November 1, 2005 by and among James F. Roberts and Foundation Coal Corporation.
10.5**	Amendment Number 1 to Employment Agreement, dated as of November 1, 2005 by and among Michael R. Peelish and Foundation Coal Corporation.
10.6**	Amendment Number 1 to Employment Agreement, dated as of November 1, 2005 by and among John R. Tellmann and Foundation Coal Corporation.
10.7**	Amendment Number 1 to Employment Agreement, dated as of November 1, 2005 by and among Greg A. Walker and Foundation Coal Corporation.
10.8**	Amendment Number 1 to Employment Agreement, dated as of November 1, 2005 by and among Frank J. Wood and Foundation Coal Corporation.
10.9**	Form of Executive Officer Non-Qualified Stock Option Agreement.
10.10**	Form of Amendment Number 1 to Executive Officer Non-Qualified Stock Option Agreement.
10.11**

Supplement Number 1 dated as of September 2, 2005 (this “Supplement”), to the Guarantee and Collateral Agreement dated as of July 30, 2004, among FC2 Corp., Foundation coal Corporations, Foundation PA Coal Company, LLC as Borrower, the Subsidiary Parties thereto and Citicorp North America, Inc. as Collateral Agent.

10.12**	Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee.
31.1**

Certification of periodic report by Foundation Coal Corporation’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**

Certification of periodic report by Foundation Coal Corporation’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of periodic report by Foundation Coal Corporation’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of periodic report by Foundation Coal Corporation’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference to the same numbered exhibit previously filed with Foundation Coal Holdings, Inc.’s registration statement on Form S-1 (SEC File No. 333-118427).

**             Filed herewith.