Form 10-K
period 2005-12-31
Foundation Coal CORP
filed 2006-03-17
CIK 1310023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission File Number 333-120979-49

Foundation Coal Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0085077
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
999 Corporate Boulevard, Suite 300	21090
Linthicum Heights, Maryland	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code) (410) 689-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	None.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The Registrant’s common equity is not publicly traded. The common stock of the Registrant’s ultimate parent, Foundation Coal Holdings, Inc., began trading on the New York Stock Exchange on December 9, 2004. There were 45,240,310 shares of Foundation Coal Holdings, Inc common stock outstanding on March 3, 2006. There were 100 shares of Foundation Coal Corporation common stock outstanding on March 3, 2006, all held by its parent FC2 Corp. which are not publicly traded.

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

•       disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires; and

•       other factors, including those discussed in “Risk Factors,” Item 1A.

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

PART I

To aid readers unfamiliar with the terms commonly used in the coal industry, a glossary of selected terms is provided at the end of “Item 1. Business.”

Unless otherwise indicated, as used in this Form 10-K (“10-K”) the terms “we,” “our,” “us” and similar terms refer to Foundation Coal Corporation and its consolidated subsidiaries.

ITEM 1. BUSINESS

Overview

We are the fifth largest coal producer in the United States. We operate a diverse group of thirteen mines located in Wyoming, Pennsylvania, West Virginia and Illinois. For the year ended December 31, 2005, we sold 68.8 million tons of coal, including 66.3 million tons that were produced and processed at our operations. As of December 31, 2005, we had approximately 1.7 billion tons of proven and probable coal reserves. We are also involved in marketing coal produced by others to supplement our own production and, through blending, provide our customers with coal qualities beyond those available from our own production. We purchased and resold 2.5 million tons of coal in 2005.

We are primarily a supplier of steam coal to U.S. utilities for use in generating electricity. We also sell steam coal to industrial plants. Steam coal sales accounted for 97% of our coal sales volume and 92% of our coal sales revenue in 2005. We also sell metallurgical coal to steel producers; metallurgical sales accounted for 3% of our coal sales volume and 8% of our coal sales revenue in 2005.

As of December 31, 2005, we had a total sales backlog of over 330 million tons of coal, and our coal supply agreements have remaining terms ranging from one to 16 years. For 2005, based on sales revenues we sold approximately 79% of our sales volume under long-term coal supply agreements. We consider sales commitments with a duration of twelve months or longer as a “long-term” contract as opposed to spot sales agreements with a duration less than twelve months. As of January 24, 2006, we had sales and price commitments for approximately 96% of our planned 2006 production, approximately 75% of our planned 2007 production, approximately 50% of our planned 2008 production and approximately 37% of our planned 2009 production.

Competitive Strengths

We believe that the following competitive strengths enhance our prominent market position in the United States:

We are the fifth largest coal producer in the United States and have a significant reserve base.   Based on 2005 production of 66.3 million tons, we are the fifth largest coal producer in the United States. As of December 31, 2005, we controlled approximately 1.7 billion tons of proven and probable coal reserves. Based on these reserve estimates and our actual rate of production during the year ended December 31, 2005, we have a total reserve life of approximately 26 years.

We have a diverse portfolio of coal-mining operations and reserves.   We operate a total of 13 mines in the Powder River Basin, Northern Appalachia, Central Appalachia and the Illinois Basin, selling coal to dozens of domestic and foreign electric utilities, steel producers and industrial users. We are the only producer with significant operations and major reserve blocks in both the Powder River Basin and Northern Appalachia, two U.S. coal production regions for which future demand is expected to increase by approximately 2.0% annually through 2030, according to the Energy Information Administration (“EIA”). We believe that this geographic diversity provides us with a significant competitive advantage, allowing us to source coal from multiple regions to meet the needs of our customers and reduce their transportation costs.

We operate highly productive mines and have had strong EBITDA margins.   We believe our focus on productivity has helped contribute to our strong EBITDA margins for fiscal years ended 2002, 2003, 2004 and 2005. Our strategic investment in equipment and technology has increased the efficiency of our operations, which we believe reduces our costs and provides us with a competitive advantage. Maintaining our low-cost position enables us to maximize our profitability in all coal pricing environments.

We are a recognized industry leader in safety and environmental performance.   Our focus on safety and environmental performance results in a lower likelihood of disruption of production at our mines, which leads to higher productivity and improved financial performance. We operate some of the nation’s safest mines, with 2005 injury incident rates, as tracked by the Mine Safety and Health MSHA, below industry averages.

We have long-standing relationships and long-term contracts with many of the largest coal-burning utilities in the United States.   We supply coal to numerous power plants operated by a diverse group of electricity generators across the country. We believe we have a reputation for reliability and superior customer service that has enabled us to solidify our customer relationships.

Our management team has a track record of success during our long operating history.   Our management team has a proven record of generating free cash flow, increasing productivity, reducing costs, developing and maintaining long-standing customer relationships and effectively positioning us for future growth and profitability. We operated as a stand-alone subsidiary of privately held RAG Coal International AG from 1999 until becoming an independent company on July 30, 2004. Our senior executives have an average of approximately 25 years of experience in the coal industry, including an average of 16 years of experience operating our assets when owned by us and our predecessors, and have the management and organizational capability to successfully operate an independent public company.

Business Strategy

Our objective is to increase shareholder value through sustained earnings and cash flow growth. Our key strategies to achieve this objective are described below:

Maintaining our commitment to operational excellence as a low-cost producer.   We seek to maintain our productivity leadership with an emphasis on lowering costs by continuing to invest selectively in new equipment and advanced technologies, such as our previous investments in underground diesel, increased longwall face widths and a larger shield system. We will continue to focus on profitability and efficiency by leveraging our significant economies of scale, large fleet of mining equipment, information technology systems and coordinated purchasing and land management functions. In addition, we continue to focus on productivity through our culture of workforce involvement by leveraging our strong base of experienced, well-trained employees.

Capitalizing on favorable industry dynamics through an opportunistic approach to selling our coal.   The fundamentals of the current U.S. coal market are among the strongest in the past decade resulting in a favorable coal pricing environment which, based on current coal forward prices, we believe will continue for the foreseeable future. We employ an opportunistic approach to selling our coal, including the use of long-term sales commitments for a portion of our future production while maintaining uncommitted planned production to capitalize on favorable future pricing environments.

Selectively expanding our production and reserve base.   Given our broad scope of operations and expertise in mining in each of the major coal-producing regions in the United States, we believe that we are well-situated to capitalize on the expected continued growth in U.S. and international coal consumption by evaluating growth opportunities, including (i) expansion of production capacity at our existing mining operations, (ii) further development of existing significant reserve blocks in Northern Appalachia and Central Appalachia, and (iii) potential strategic acquisition opportunities that arise in the

United States or internationally. We will prudently act to expand our reserve base when appropriate. For example, we currently plan to seek to increase our reserve position by obtaining mining rights to federal coal reserves adjoining our current operations in Wyoming through the lease by application process.

Continuing to provide a mix of coal types and qualities to satisfy our customers’ needs.   By having operations and reserves in the four major coal producing regions, we are able to source coal from multiple mines to meet the needs of our domestic and international customers. Our broad geographic scope and mix of coal qualities provide us with the opportunity to work with many leading electricity generators, steel companies and other industrial customers across the country.

Continuing to focus on excellence in safety and environmental stewardship.   We intend to maintain our recognized leadership in operating some of the safest mines in the United States and in achieving environmental excellence. Our ability to minimize lost-time injuries and environmental violations improves our operating efficiency, which directly improves our cost structure and financial performance.

History

Amoco Minerals Company was incorporated in Delaware on September 2, 1969, as a subsidiary of Amoco Corporation. The name was changed to Cyprus Minerals Company on May 24, 1985 and then spun-off from Amoco Corporation in July of 1985.

Cyprus Minerals Company merged with and into AMAX, Inc., a New York corporation, on November 15, 1993, with Cyprus Minerals Company being the surviving corporation under the name Cyprus Amax Minerals Company.

On June 30, 1999, Cyprus Amax Minerals Company and its subsidiary, Amax Energy Inc., sold the stock of Cyprus Amax Coal Company and all of its subsidiaries consisting of its remaining coal properties to RAG International Mining GmbH (now RAG Coal International AG (“RAG”)).

Foundation Coal Holdings, LLC was formed on February 9, 2004, by a group of investors for the purpose of acquiring the United States coal properties owned by RAG Coal International AG. A Stock Purchase Agreement was signed on May 24, 2004.

Foundation Coal Holdings, LLC, through its subsidiary, Foundation Coal Corporation, and pursuant to the Stock Purchase Agreement, completed the Acquisition of 100% of the outstanding common shares of RAG American Coal Holding, Inc. and its subsidiaries from RAG Coal International AG, on July 30, 2004 (the “Transaction”).

Foundation Coal Holdings, LLC, merged on August 17, 2004 into its subsidiary, Foundation Coal Holdings, Inc., a Delaware corporation that was formed on July 19, 2004. Foundation Coal Holdings, Inc. was the surviving entity in this merger. On December 9, 2004, we completed the IPO of Foundation Coal Holdings, Inc.

Coal Mining Techniques

We use four different mining techniques to extract coal from the ground: longwall mining, room-and-pillar mining, truck-and-shovel mining and truck and front-end loader mining.

Longwall Mining

We utilize longwall mining techniques at our Cumberland and Emerald mines in Pennsylvania. Longwall mining is the most productive and safest underground mining method used in the United States. A rotating drum is trammed mechanically across the face of coal, and a hydraulic system supports the roof of the mine while the drum advances through the coal. Chain conveyors then move the loosened coal to a standard underground mine conveyor system for delivery to the surface. Continuous miners are used to develop access to long rectangular blocks of coal which are then mined with longwall equipment, allowing controlled subsidence behind the advancing machinery. Longwall mining is highly productive and most effective for large blocks of medium to thick coal seams. High capital costs associated with longwall mining demand a large, contiguous reserve base. Ultimate seam recovery of in-place reserves using longwall mining is much higher than the room-and-pillar mining underground technique. All of the raw coal mined at our longwall mines is washed in preparation plants to remove rock and impurities.

Room-and-Pillar Mining

Our Kingston, Laurel Creek and Rockspring mines in West Virginia and our Wabash mine in Illinois utilize room-and-pillar mining methods. In this type of mining, main airways and transportation entries are developed and maintained while remote-controlled continuous miners extract coal from so-called rooms by removing coal from the seam, leaving pillars to support the roof. Shuttle cars are used to transport coal to the conveyor belt for transport to the surface. This method is more flexible and often used to mine smaller coal blocks or thin seams. Ultimate seam recovery of in-place reserves is typically less than that achieved with longwall mining. Much of this production is also washed in preparation plants before it becomes saleable clean coal.

Truck-and-Shovel Mining and Truck and Front-End Loader Mining

We utilize truck-and-shovel mining methods in both of our mines in the Powder River Basin. We utilize the truck and front-end loader method at our surface mines in West Virginia (the “Pioneer Mines”). These methods are similar and involve using large, electric or hydraulic-powered shovels or diesel-powered front-end loaders to remove earth and rock (overburden) covering a coal seam which is later used to refill the excavated coal pits after the coal is removed. The loading equipment places the coal into haul trucks for transportation to a preparation plant or loadout area. Ultimate seam recovery of in-place reserves on average exceeds 90%. This surface-mined coal rarely needs to be cleaned in a preparation plant before sale. Productivity depends on overburden and coal thickness (strip ratio), equipment utilized and geologic factors.

Business Environment

Coal is an abundant, efficient and affordable natural resource used primarily to provide fuel for the generation of electric power. World-wide recoverable coal reserves are estimated to be approximately 1.0 trillion tons. The United States is one of the world’s largest producers of coal and has approximately 27% of global coal reserves, representing over 200 years of supply based on current usage rates. According to the U.S. Department of Energy, the energy content of the United States coal reserves exceeds that of all the known oil supplies in the world.

Coal Markets.   Coal is primarily consumed by utilities to generate electricity. It is also used by steel companies to make steel products and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. In general, coal is characterized by end use as either steam coal or metallurgical coal. Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both. Metallurgical coal is refined into coke, which is used in the production of steel. Over the past quarter century, total annual coal consumption in the United States has nearly doubled to approximately 1.1 billion tons in 2005. The growth in the demand for coal has coincided with an increased demand for coal from electric power generators.

The following table sets forth demand trends for United States coal by consuming sector as projected by the EIA for the periods indicated (totals may not foot due to rounding).

	Actual			Preliminary(1)	Projected(2)		Annual Growth
Consumption by Sector	2002	2003	2004	2005	2010	2020	2004-2010	2010-2025
	(tons in millions)
Electric Generation	978	1,005	1,016	1,051	1,140	1,235	1.9%	0.8%
Industrial	61	61	62	64	66	66	1.1%	0.0%
Steel Production	24	24	24	24	23	22	(0.6)%	(0.5)%
Coal-to-Liquids Processes	0	0	0	0	0	62	N/A	N/A
Residential/Commercial	4	4	5	4	4	4	(0.4)%	0.0%
Export	40	43	48	50	41	19	0.4%	(7.5)%
Total	1,106	1,138	1,155	1,194	1,274	1,408	1.8%	1.0%

(1)          Preliminary data estimates for 2005 are based on data published in the EIA’s Quarterly Coal Report through the third quarter of 2005 and output from the EIA’s National Energy Modeling System.

(2)          Projected 2004-2005 Data per EIA Annual Energy Outlook 2006

The nation’s power generation infrastructure is largely coal-fired. As a result, coal has consistently maintained a 49% to 53% market share during the past 10 years, principally because of its relatively low cost, reliability and abundance. Coal is the lowest cost fossil fuel used for base-load electric power generation, being considerably less expensive than natural gas or oil. Coal-fired generation is also competitive with nuclear power generation especially on a total cost per megawatt-hour basis. The production of electricity from existing hydroelectric facilities is inexpensive, but its application is limited both by geography and susceptibility to seasonal and climatic conditions. Non-hydropower renewable power generation accounts for only 1.4% of all the electricity generated in the United States, and wind and solar power—the alternative fuel sources that may provide more environmental benefits—represent less than 1% of United States power generation.

Coal consumption patterns are also influenced by the demand for electricity, governmental regulation impacting power generation, technological developments and the location, availability and cost of other fuels such as natural gas, nuclear and hydroelectric power.

Coal’s primary advantages are its relatively low cost and availability compared to other fuels used to generate electricity. Based on data available through November 2005, Global Energy Advisors (“GEA”), a commonly used authoritative resource for industry commodity pricing, has estimated the average total production costs of electricity, using coal and competing generation alternatives, as follows:

Electrical Generation Type	Cost per Megawatt Hour
Natural Gas	$75.29
Oil	$78.34
Renewables*	$25.01
Coal	$21.21
Nuclear	$20.21
Hydroelectric	$7.43

*                    Includes: Energy generation from wind, solar, biomass, geothermal, tidal and wave sources.

Coal Production.   United States coal production was approximately 1.1 billion tons in 2005. The following table, derived from data prepared by the EIA, sets forth production statistics in each of the four major coal producing regions for the periods indicated (totals may not foot due to rounding).

	Actual			Preliminary(1)	Projected(2)		Annual Growth
Consumption by Sector	2002	2003	2004	2005	2010	2025	2004-2010	2010-2025
	(tons in millions)
Powder River Basin	397	400	421	446	486	661	2.4%	2.1%
Central Appalachia	249	231	233	214	202	156	(2.4)%	(1.7)%
Northern Appalachia	140	137	148	161	202	216	5.3%	0.5%
Illinois Basin	96	92	94	102	133	180	5.9%	2.0%
Other	223	223	228	222	239	318	0.8%	1.9%
Total	1,105	1,083	1,125	1,145	1,261	1,530	1.9%	1.3%

(1)          Preliminary data estimates for 2005 are based on data published in the EIA’s Quarterly Coal Report through the third quarter of 2005 and output from the EIA’s National Energy Modeling System.

(2)          Projected 2004-2025 Data per EIA Annual Energy Outlook 2006.

Coal Regions.   Coal is mined from coal fields throughout the United States, with the major production centers located in the Western United States, Northern and Central Appalachia and the Illinois Basin. The quality of coal varies by region. Heat value and sulfur content are two of the most important coal characteristics in measuring quality and determining the best end use of particular coal types.

Competition.   The coal industry is intensely competitive. The most important factors on which we compete are coal price at the mine, coal quality and characteristics, transportation costs from the mine to the customer and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which are influenced by factors beyond our control. Some of these factors include the demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures in the United States; government regulation; technological developments; and the location, availability, quality and price of competing sources of coal, alternative fuels such as natural gas, oil and nuclear, and alternative energy sources such as hydroelectric power.

Transportation Cost.   Coal used for domestic consumption is generally sold free on board at the mine, and the purchaser normally bears the transportation costs. Export coal, however, is usually sold at the loading port, and coal producers are responsible for shipment to the export coal-loading facility, with the buyer paying the ocean freight.

Most electric generators arrange long-term shipping contracts with rail or barge companies to assure stable delivered costs. Transportation can be a large component of a purchaser’s total cost. Although the purchaser pays the freight, transportation costs still are important to coal mining companies because the purchaser may choose a supplier largely based on cost of transportation. According to the National Mining Association (“NMA”), railroads account for nearly two-thirds of total United States coal shipments, while river barge movements account for an additional 20%. Trucks and overland conveyors haul coal over shorter distances, while barges, Great Lake carriers and ocean vessels move coal to markets served by water. Most coal mines are served by a single rail company, but some are served by two competing rail carriers. Rail competition is important because rail costs can constitute up to 75% of the delivered cost of coal in various markets.

Coal Characteristics

In general, coal of all geological composition is characterized by end use as either steam coal or metallurgical coal. Heat value and sulfur content are two of the most important variables in the profitable marketing and transportation of steam coal, while ash, sulfur and various coking characteristics are important variables in the profitable marketing and transportation of metallurgical coal. We mine, process, market and transport bituminous and sub-bituminous coal, characteristics of which are described below.

Heat Value   The heat value of coal is commonly measured in British thermal units, or “Btus.” A Btu is the amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. Coal found in the eastern and midwestern regions of the United States tends to have a higher heat value than coal found in the western United States.

Bituminous coal has a heat value that ranges from 10,500 to 14,000 Btu/lb. This coal is located primarily in our mines in Northern and Central Appalachia and in the Illinois Basin, and is the type most commonly used for electric power generation in the United States. Bituminous coal is used for utility and industrial steam purposes, and includes metallurgical coal, a feed stock for coke, which is used in steel production.

Sub-bituminous coal has a heat value that ranges from 7,800 to 9,500 Btu/lb. Our sub-bituminous reserves are located in Wyoming. Sub-bituminous coal is used almost exclusively by electric utilities and some industrial consumers.

Sulfur Content   Sulfur content can vary from seam to seam and sometimes within each seam. When coal is burned, it produces sulfur dioxide, the amount of which varies depending on the chemical composition and the concentration of sulfur in the coal. Compliance coal is coal which, when burned, emits 1.2 pounds or less of sulfur dioxide per million Btus and complies with the requirements of the Clean Air Act. Low sulfur coal is coal which, when burned, emits 1.6 pounds or less of sulfur dioxide per million Btus.

Sub-bituminous coal typically has a lower sulfur content than bituminous coal, but some of our bituminous coal in West Virginia also has a low sulfur content.

High sulfur coal can be burned in plants equipped with sulfur-reduction technology, such as scrubbers, which can reduce sulfur dioxide emissions. Plants without scrubbers can burn high sulfur coal by blending it with lower sulfur coal, or by purchasing emission allowances on the open market. These emission allowances allow the user to emit a ton of sulfur dioxide. More than 15,000 megawatts of coal-based generating capacity has been retrofitted with scrubbers since the beginning of Phase I of the Clean Air Act. Furthermore, utilities have announced plans to scrub an additional 77,000 megawatts by 2010. Additional scrubbing will provide new market opportunities for our noncompliance coals. All new coal-fired generation plants built in the United States are expected to use clean coal-burning technology.

Operations

As of December 31, 2005, we operated a total of 13 mines located in Wyoming, Pennsylvania, West Virginia and Illinois. We currently own most of the equipment utilized in our mining operations.

The following table provides summary information regarding our principal mining complexes as of December 31, 2005.

Mining Complex	Number of Mines	Type of Mine	Mining Technology	Transportation	Tons Sold in 2005
					(in millions)
Wyoming
Belle Ayr	1	Surface	Truck-and-Shovel	BNSF, UP	19.5
Eagle Butte	1	Surface	Truck-and-Shovel	BNSF	24.1
Pennsylvania
Cumberland	1	Underground	Longwall	Barge	7.0
Emerald	1	Underground	Longwall	CSX, NS	6.7
West Virginia
Kingston	2	Underground	Room-and-Pillar	Barge, CSX, NS	1.2
Laurel Creek	3	Underground	Room-and-Pillar	Barge, CSX	1.5
Rockspring	1	Underground	Room-and-Pillar	NS	3.0
Pioneer	2	Surface	Truck and Front-End Loader	Barge, NS	1.6
Purchased and resold coal					1.7
Illinois
Wabash	1	Underground	Room-and-Pillar	NS	1.7
Other
Purchased and resold coal	—				0.8
Total	13				68.8

BNSF = Burlington Northern Santa Fe Railroad	NS = Norfolk Southern Railroad
CSX = CSX Railroad	UP = Union Pacific Railroad

Note: The tonnage shown for each mine represents coal mined, processed and shipped from our active operations. Kingston and Pioneer tons sold include a total of 1.3 million tons of metallurgical coal. The tonnage shown in the two categories labeled purchased and resold includes 0.8 million tons of metallurgical coal.

The following map outlines our operations, sales of produced coal, tons sold and reserves as of December 31, 2005.

The following provides a description of the operating characteristics of the principal mines and reserves of each of our mining operations.

Wyoming Operations

We control approximately 676.8 million tons of coal reserves in the Powder River Basin, the largest and fastest growing U.S. coal-producing region. Our subsidiaries, Foundation Coal West, Inc. and Foundation Wyoming Land Company, own and manage two sub-bituminous, low sulfur, non-union surface mines that sold 43.6 million tons of coal in 2005, or 66% of our total production volume. The two mines employ approximately 510 salaried and hourly employees. Our Powder River Basin mines have produced over 900 million tons of coal since 1972.

Belle Ayr Mine

The Belle Ayr mine, located approximately 18 miles southeast of Gillette, Wyoming, extracts coal from the Wyodak-Anderson Seam, which averages 75 feet thick, using the truck-and-shovel mining method. Belle Ayr shipped 19.5 million tons of coal in 2005. The mine sells 100% of raw coal mined and no washing is necessary. Belle Ayr has approximately 330.7 million tons of reserves. The reserve base at Belle Ayr will sustain projected production for approximately 13 years. Several hundred million tons of surface mineable unleased federal coal adjoins the mine’s property and could be leased to extend the mine’s life. Belle Ayr has the advantage of shipping its coal on both of the major western railroads, the Burlington Northern Santa Fe Railroad and the Union Pacific Railroad.

Eagle Butte Mine

The Eagle Butte mine, located approximately eight miles north of Gillette, Wyoming, extracts coal from the Roland and Smith Seams, which total 100 feet thick, using the truck-and-shovel mining method. Eagle Butte shipped 24.1 million tons of coal in 2005. The mine sells 100% of the raw coal mined and no washing is necessary. Eagle Butte has approximately 346.1 million tons of reserves. The reserves will sustain projected production levels for 14 years. Several hundred million tons of surface mineable unleased federal coal adjoin the western boundary of the mine property. We have applied to lease approximately

240 million tons of this coal. The Lease By Application (LBA) sale is scheduled for 2007. If we prevail in the bidding process and obtain this lease, we will be able to extend the mine’s life by approximately an additional 10 years, based on the mine’s 2005 rate of production. Coal from Eagle Butte is shipped on the Burlington Northern Santa Fe Railroad to power plants located throughout the Midwest and the South.

Pennsylvania Operations

We control approximately 764.4 million tons of contiguous reserves in Northern Appalachia. Approximately 200.4 million tons are assigned to active mines. Approximately 564.0 million tons are unassigned. A portion of these unassigned reserves is accessible through our currently active mines. Our Pennsylvania mines are located in the southwestern part of the state, approximately 60 miles south of Pittsburgh. Both mines operate in the Pittsburgh No. 8 Seam, the dominant coal-producing seam in the region, which is six to eight feet thick on these properties. The Pennsylvania operations consist of the Cumberland and the Emerald mining complexes, which collectively shipped 13.7 million tons in 2005 using longwall mining systems supported by continuous mining methods. The mines sell high Btu, medium sulfur coal primarily to eastern utilities. The hourly work force at each mine is represented by the United Mine Workers of America (“UMWA”).

Cumberland Mine

The Cumberland mining complex, located approximately 12 miles south of Waynesburg, Pennsylvania, was established in 1977. Cumberland shipped 7.0 million tons of coal in 2005. As of December 31, 2005, Cumberland had an assigned reserve base of 102.3 million tons. All of the coal at Cumberland is processed through a preparation plant before being loaded onto Cumberland’s owned and operated railroad for transportation to the Monongahela River dock site. At the dock site, coal is then loaded into barges for transportation to river-served utilities or to other docks for subsequent rail shipment to non-river-served utilities. The mine can also ship a portion of its production via truck. Cumberland has approximately 611 salaried and hourly employees.

Emerald Mine

The Emerald mining complex, located approximately two miles south of Waynesburg, Pennsylvania, was established in 1977. As of December 31, 2005, Emerald had an assigned reserve base of approximately 98.1 million tons of coal reserves. Emerald shipped 6.7 million tons of coal in 2005. Emerald has the ability to store clean coal and blend variable sulfur products to meet customer requirements. All of Emerald’s coal is processed through a preparation plant before being loaded into unit trains operated by the Norfolk Southern Railroad or the CSX Railroad. The mine also has the option to ship a portion of its coal by truck. Approximately 577 salaried and hourly employees work at Emerald.

West Virginia Operations

Our subsidiaries operate four mining facilities located in West Virginia in the Central Appalachia region: Kingston, Laurel Creek, Rockspring and Pioneer. The Kingston, Laurel Creek and Rockspring facilities are all underground mining complexes that use room-and-pillar mining technology to develop and extract coal. The Pioneer Mines operates two surface mines utilizing truck/loader systems to extract coal from multiple seams. Our West Virginia operations have approximately 76.7 million tons of reserves that are assigned to current operations and approximately 124.5 million tons of reserves that are unassigned and are being held for future development. Except for the two surface mines, all of the raw coal is processed through preparation plants before transportation to market. Production from the mines is typically low sulfur, high Btu coal. In 2005, our West Virginia mines collectively sold 8.9 million tons of produced and purchased coal. Our West Virginia mines ship coal by either the Norfolk Southern Railroad or the CSX Railroad or by barge on the Kanawha and Big Sandy Rivers. These operations serve a diversified customer base, including regional and national customers. We also own and operate the Rivereagle loading facility on the Big Sandy River in Boyd County, Kentucky.

Our West Virginia operations have approximately 792 non-union salaried and hourly employees. In November 2003, a UMWA election was held at the Rockspring mining facility, the outcome of which is pending a decision of the National Labor Relations Board (the “NLRB”). If the NLRB finds that the UMWA was properly elected, approximately 248 employees at the Rockspring facility would become UMWA members.

Kingston Mines

The Kingston complex consists of two mines, Kingston #1 and Kingston #2, located in Fayette County and Raleigh County, respectively. Kingston #1 mines the Glen Alum Seam and Kingston #2 mines the Douglas Seam. In 2005, the Kingston complex shipped 1.1 million tons and as of December 31, 2005 had approximately 12.1 million tons of reserves of which approximately 8.9 million tons are assigned and approximately 3.2 million tons are unassigned. Kingston sells coal primarily into the metallurgical market for domestic steel plants. The coal is trucked to the Kanawha River for shipment by barge or delivered via the CSX Railroad or the Norfolk Southern Railroad for shipment by rail.

Laurel Creek Mines

The Laurel Creek mining complex consists of three underground mines #1, #4 and #6 operating in the Coalburg, 5 Block and Cedar Grove seams, respectively, and a preparation plant located in Logan and Mingo Counties. In 2005, the mines shipped 1.5 million tons and as of December 31, 2005 had approximately 11.7 million tons of assigned reserves and approximately 15.3 million tons of unassigned reserves. The coal is shipped by truck primarily to our Rivereagle dock, other third-party docks or a rail siding on the CSX Railroad.

Rockspring Mine

Rockspring Development, Inc. operates a large multiple section mining complex in Wayne County called Camp Creek that produces coal from the Coalburg Seam. The complex shipped 3.0 million tons of coal in 2005. Assigned and unassigned coal reserves totaled approximately 44.3 million tons and 22.7 million tons, respectively. Rockspring has a mine site rail loadout. The coal is transported on the Norfolk Southern Railroad, primarily to southeastern utilities. The mine can also ship a portion of its production by truck.

Pioneer Mines

Pioneer Fuel Corporation operates two active surface mines, Paynter Branch which is located in Wyoming County and Pax surface mine which is located in Raleigh County. These mines utilize front-end loaders with trucks to mine multiple seams. The Pioneer Mines shipped 1.5 million tons of primarily steam coal in 2005. As of December 31, 2005, the mines had assigned reserves of approximately 11.8 million tons with an additional 19.4 million tons of unassigned reserves. Based on 2005 production rates, we expect that the Paynter Branch mine has sufficient reserves to last approximately six years. We expect that the Pax mine has sufficient reserves to last approximately eight years. Coal from Paynter Branch is shipped by truck to a loading facility on the Norfolk Southern Railroad and then on to domestic utilities and exported to metallurgical coal customers. Coal from Pax is trucked to the Kanawha River for shipment by barge or may be transported by truck to an on-site loading facility utilized by Paynter Branch for rail shipment on the Norfolk Southern Railroad. The Pax mine is currently constructing an on-site loading facility which will allow loading on the CSX Railroad.

Illinois Operations

Wabash Mine

The Wabash Mine is a room-and-pillar operation, mining in the Illinois No. 5 seam, located in Wabash County, Illinois in the Illinois Basin just east of Keensburg. The mine shipped 1.7 million tons of steam coal in 2005. After cleaning in the preparation plant, the coal is shipped via the Norfolk Southern Railroad to power plants located in the Illinois Basin, in particular to the PSI Gibson Station in Owensville, Indiana, one of the largest power plants in the U.S. As of March 2006, we have existing commitments for most of the Wabash mine production through 2009.

The hourly work force at the Wabash Mine is represented by the UMWA. Wabash has approximately 268 salaried and hourly employees.

FutureGen Industrial Alliance, Inc.

Foundation Coal Holdings, Inc. is a founding member of the FutureGen Industrial Alliance, Inc. This is a non-profit company that is partnering with the U.S. Department of Energy to facilitate the design, construction and operation of the world’s first near-zero emission coal-fueled power plant. The FutureGen plant will demonstrate advanced coal-based technologies to gasify coal and generate electricity, and also produce hydrogen to power fuel cells for transportation and other energy needs. The technology also will integrate the capture of carbon emissions with carbon sequestration, helping to address the issue of climate change as energy demand continues to grow worldwide. The alliance announced in December 2005 that it entered into a limited scope cooperative agreement with the U.S. Department of Energy to develop and site in the United States the cleanest coal-fueled power plant in the world with a target of zero emissions, hydrogen production and carbon dioxide sequestration capabilities. Activities for site selection and conceptual design are underway.

Long-Term Coal Supply Agreements

As of December 31, 2005, we had a total sales backlog of over 330 million tons of coal, and our coal supply agreements have remaining terms ranging from one to 16 years. For 2005, based on sales revenues we sold approximately 79% of our sales volume under long-term coal supply agreements with a duration of twelve months or longer. In 2005, we sold coal to over 100 electricity generating and industrial plants. Our primary customer base is in the United States. We expect to continue selling a significant portion of our coal under long-term supply agreements. Our strategy is to selectively renew, or enter into new, long-term supply contracts when we can do so at prices we believe are favorable. As of January 24, 2006, we had sales and price commitments for approximately 96% of our planned 2006 production, approximately 75% of our planned 2007 production, approximately 50% of our planned 2008 production and approximately 37% of our planned 2009 production. To the extent we do not renew or replace expiring long-term coal supply agreements, our future sales will be exposed to market fluctuations.

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

Some of our long-term contracts provide for a predetermined adjustment to the stipulated base price at times specified in the agreement or at other periodic intervals to account for changes due to inflation or deflation. In addition, most of our contracts contain provisions to adjust the base price due to new statutes, ordinances or regulations that impact our costs related to performance of the agreement. Additionally, some of our contracts contain provisions that allow for the recovery of costs impacted by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities.

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

Some of our contracts set out mechanisms for temporary reductions or delays in coal volumes in the event of a force majeure, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer. More recent contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer. Many of our contracts contain similar clauses covering changes in environmental laws. We often negotiate the right to supply coal that complies with new environmental requirements to avoid contract termination.

In some of our contracts, we have a right of substitution, allowing us to provide coal from different mines as long as the replacement coal meets quality specifications and will be sold at the same delivered cost.

Sales and Marketing

Through our sales, trading and marketing entities, we sell coal produced by our diverse portfolio of operations, broker coal sales of other coal producers, both as principal and agent, trade coal and emission allowances and provide transportation-related services. Our sales, marketing, and trading affiliate, Foundation Energy Sales, Inc., employs staff to handle trading, transportation, market research, contract administration and risk/credit management activities.

Transportation

Coal consumed domestically is usually sold at the mine, and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers paying ocean freight. Producers usually pay shipping costs from the mine to the port.

We depend upon rail, barge, trucking and other systems to deliver coal to markets. In 2005, our produced coal was transported from the mines to the customer primarily by rail, with the main rail carriers being the CSX, Norfolk Southern, Burlington Northern Sante Fe and the Union Pacific. The majority of our sales volume is shipped by rail, but a portion of our production is shipped by barge and truck. All coal from our Belle Ayr Mine in Wyoming is shipped by two competing railroads, the Burlington Northern Santa Fe Railroad and the Union Pacific Railroad, while output from our Eagle Butte operation moves via the Burlington Northern Santa Fe Railroad. The Wabash Mine in Illinois is serviced by the Norfolk Southern Railroad. The Pioneer, Kingston, Laurel Creek and Rockspring Mines in West Virginia are serviced by a combination of the Norfolk Southern Railroad and the CSX Railroad, as well as by truck and barge. In Pennsylvania, the Emerald Mine is serviced by the Norfolk Southern Railroad and the CSX Railroad and the Cumberland Mine is serviced by barge.

We believe we enjoy good relationships with rail carriers and barge companies due, in part, to our modern coal-loading facilities and the experience of our transportation and distribution employees.

Suppliers

We spend more than $400 million per year to procure goods and services in support of our business activities, excluding capital expenditures. Principal commodities include maintenance and repair parts and services, electricity, fuel, roof control and support items, explosives, tires, conveyance structure, ventilation supplies and lubricants. We use suppliers for a significant portion of our equipment rebuilds and repairs both on- and off-site, as well as construction and reclamation activities and to support computer systems.

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

Technological Innovation

We have been active in identifying new technologies to improve productivity, lower unit costs and make operations safer. In addition, we have enlisted our suppliers to assist us in developing these new technologies.

Examples of new technological improvements in both our underground and surface operations include:

Two Meter Wide Shields.   Cumberland is the first underground mine in the world to fully utilize 2.0 meter wide shields in place of the industry standard 1.75 meter shields. This has reduced the number of longwall shields by 14%, reduced the number of shields to move and reduced the number of components in the longwall system.

Longwall Face Extension.   Our Pennsylvania operations have extended the longwall face from 1,000 feet to 1,250 feet and further extended the Emerald face to 1,450 feet in June 2005. These wider longwall faces improve coal recovery and reduce the ratio of continuous miner development work per unit of longwall coal extracted.

Real-Time Truck Dispatch.   Our large western surface mines utilize 240 and 360 ton haul trucks. We were the first operator in the Powder River Basin to utilize a real-time dispatch system. The company estimates that this innovation has improved truck productivity by 10% by more fully utilizing the truck asset through automatically assigning the trucks to the shovels that have the greatest need for additional trucks.

Underground Diesel Equipment.   We were the first mining company in Pennsylvania to utilize underground diesel equipment, thereby eliminating battery charging requirements and facilitating a continuous duty cycle.

Pumpable Cribs.   Roof support is critical in any underground mine to maintain entry stability and safety. We pioneered the use of pumpable cribs which replaced the traditional wooden cribs in certain secondary support areas. The pumpable crib utilizes a low-density concrete that is mixed on the surface and then pumped underground into pre-fabricated forms. The hardened concrete has greater roof support density and a more uniform support base than wooden cribs. This process eliminated the need to haul wood blocks underground to build the cribs and has reduced accident exposure for our employees.

Real-Time Monitoring.   The large surface mines use on-line equipment monitoring to increase haul truck payloads by 6%. Maintenance personnel can monitor equipment performance real time and detect problems early, thereby reducing maintenance costs and improving availability. The equipment operators also get immediate feedback on the performance characteristics of their equipment and operating conditions and thus can adjust their management of the equipment to maximize productivity and minimize costs and downtime.

Employees

As of December 31, 2005, we and our subsidiaries had approximately 2,900 employees. As of December 31, 2005, the UMWA represented approximately 40% of our employees, who produced approximately 23% of our coal sales volume during the fiscal year ended December 31, 2005. Relations with organized labor are important to our success and we believe our relations with our employees are satisfactory. Three mining operations (Cumberland, Emerald and Wabash) are signatories to the UMWA collective wage agreement negotiated between the Bituminous Coal Operators Association (the “BCOA”) and the UMWA in 2002. While our operations are not part of the BCOA, we have historically executed collective wage agreements patterned after the industry negotiated collective wage agreement with additional memoranda of understanding to handle local issues. The three wage agreements with the UMWA expire in early 2007, approximately three months after the industry-negotiated collective wage agreement expiration date of December 31, 2006.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Federal, state and local authorities regulate the United States coal mining industry with respect to matters such as: employee health and safety; permitting and licensing requirements; emissions to air and discharges to water; plant and wildlife protection; the reclamation and restoration of mining properties after mining has been completed; the storage, treatment and disposal of wastes; remediation of contaminated soil, surface and groundwater; surface subsidence from underground mining; and the effects of mining on surface and groundwater quality and availability, and competing uses of adjacent, overlying or underlying lands such as for oil and gas activity, pipelines, roads and public facilities. These regulations and legislation (and judicial or agency interpretations thereof) have had, and will continue to have, a significant effect on our production costs and our competitive position. New laws and regulations, as well as future interpretations or different enforcement of existing laws, and regulations, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent of which we cannot predict. We intend to respond to these regulatory requirements and interpretations thereof at the appropriate time by implementing necessary modifications to facilities or operating procedures. When appropriate, we may also challenge actions in regulatory or court proceedings. Future legislation, regulations, interpretations or enforcement may also cause coal to become a less attractive fuel source. As a result, future legislation, regulations, interpretations or enforcement may adversely affect our mining operations, cost structure or the ability of our customers to use coal.

We endeavor to conduct our mining operations in compliance with all applicable federal, state, and local laws and regulations. However, violations occur from time to time. None of the violations identified or the monetary penalties assessed upon us in recent years has been material. It is possible that future liability under or compliance with environmental and safety requirements could have a material effect on our operations or competitive position. Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described below. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.

Mine Safety and Health

The Coal Mine Health and Safety Act of 1969 and the Federal Mine Safety and Health Act of 1977 impose stringent safety and health standards on all aspects of mining operations.

Also, most of the states in which we operate have state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. Regulation has a significant effect on our operating costs.

In early 2006, as a result of the Sago mine incident in West Virginia and other incidents in the coal mining industry, legislative and regulatory bodies at the state and federal levels as well as MSHA have promulgated or proposed various new statutes, rules and regulations relating to mine safety and rescue issues. At this time it is not possible to predict the effect that the new or proposed statutes, rules and regulations will have on our operating costs.

Black Lung

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, as amended in 1981, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for deep-mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. This tax is passed on to the purchaser under many of our coal supply agreements.

In December 2000, the Department of Labor amended regulations implementing the federal black lung laws to, among other things, establish a presumption in favor of a claimant’s treating physician and limit a coal operator’s ability to introduce medical evidence regarding the claimant’s medical condition. The number of claimants who are awarded benefits will increase, as will the amounts of those awards.

As of December 31, 2005, all of our various payment obligations for federal black lung benefits to claimants entitled to such benefits are made from a fully funded tax exempt trust established for that purpose. Based on actuarial reports and required funding levels, from time to time we may have to supplement the trust corpus to cover the anticipated liabilities going forward.

Coal Industry Retiree Health Benefit Act of 1992

The Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) provides for the funding of health benefits for certain UMWA retirees and their spouses or dependants. The Coal Act established the Combined Fund into which employers who are “signatory operators” are obligated to pay annual premiums for beneficiaries. The Combined Fund covers a fixed group of individuals who retired before July, 1 1976, and the average age of the retirees in this fund is approximately 80 years of age. Our premium obligations to the Combined Fund are approximately $1,500,000 per year. The Coal Act also created a second benefit fund, the 1992 Plan, for miners who retired between July 1, 1976 and September 30, 1994, and whose former employers are no longer in business to provide them retiree medical benefits. Companies with 1992 Plan liabilities also pay premiums into this plan. Our payment obligations to the 1992 Plan are approximately $1,000,000 per year. These per beneficiary premiums for both the Combined Fund and the 1992 Plan are adjusted annually based on various criteria such as the number of beneficiaries and the anticipated health benefit costs.

Environmental Laws

We and our customers are subject to various federal, state and local environmental laws. Some of the more material of these laws, discussed below, place stringent requirements on our coal mining operations. Federal and state regulations require regular monitoring of our mines and other facilities to ensure compliance.

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

Surface Mining Control and Reclamation Act

The Surface Mining Control and Reclamation Act of 1977 (the “SMCRA”), which is administered by the Office of Surface Mining Reclamation and Enforcement (the “OSM”), establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. Where state regulatory agencies have adopted federal mining programs under the act, the state becomes the regulatory authority with primacy and issues the permits, but OSM maintains oversight. SMCRA stipulates compliance with many other major environmental statutes, including the federal Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act (“RCRA”) and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”).

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

Surety Bonds

Federal and state laws require us to obtain surety bonds to secure payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, obligations under federal coal leases and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. In recent years, surety bond premium costs have increased and the market terms of surety bonds have generally become more unfavorable. In addition, the number of companies willing to issue surety bonds has decreased. We cannot predict the ability to obtain or the cost of bonds in the future.

Clean Air Act

The Clean Air Act, the Clean Air Act Amendments and the corresponding state laws that regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, including future regulation of fine particulate matter measuring 10 micrometers in diameter or smaller. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, particulates, mercury and other compounds emitted by coal-fueled electricity generating plants. Power plants will likely have to continue to install pollution control technology and upgrades. Power plants may be able to recover the costs for these upgrades in the prices they charge for power, but this is not a certainty and state public utility commissions often control such rate matters. The Clean Air Act provisions and associated regulations are complex, lengthy and often being assessed for revisions or additions. In addition, one or more of the pertinent state or federal regulations issued as final are at this time, and may still continue to be, subject to current and future legal challenges in courts and the actual timing of implementation may remain uncertain. Some of the more material Clean Air Act requirements that may directly or indirectly affect our operations include the following:

•       Acid Rain. Title IV of the Clean Air Act required a two-phase reduction of sulfur dioxide emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fired power plants generating greater than 25 megawatts. The affected electricity generators have sought to meet these requirements mainly by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing sulfur dioxide emission allowances. We cannot accurately predict the effect of these provisions of the Clean Air Act on us in future years. At this time, we believe that implementation of Phase II has resulted in an upward pressure on the price of lower sulfur eastern coals, and more demand for western coals, as coal-fired power plants continue to comply with the more stringent restrictions of Title IV.

•       Fine Particulate Matter and Ozone. The Clean Air Act requires the Environmental Protection Agency (“EPA”) to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for certain pollutants. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. In 1997, the EPA revised the NAAQS for particulate matter and ozone. Although previously subject to legal challenge, these revisions were subsequently upheld but implementation was delayed for several years. For ozone, these changes include replacement of the existing one-hour average standard with a more stringent eight-hour average standard in Phase 1 of the Ozone Rule. In April 2004, the EPA announced that counties in 31 states and the District of Columbia failed to meet the new eight-hour standard for zone. On November 8, 2005, the EPA finalized Phase 2 of the Ozone rule, which establishes the final compliance requirements and timelines upon which state, local, and tribal government will base their state implementation plans for areas designated as non-attainment. For particulates, the changes include retaining the existing standard for particulate matter with an aerodynamic diameter less than or equal to 10 microns (“PM10”), and adding a new standard for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns (“PM2.5”). State fine particulate non-attainment designations were finalized in December 2005, and counties in 21 states and the District of Columbia were classified as non-attainment areas. In December 2005, the EPA also proposed changes to the current national air quality monitoring requirements for all criteria pollutants including particulates and revisions to the national air quality standards for fine particulate pollution, proposing more stringent requirements for this pollutant. The EPA expects to finalize these standards by September 2006 and would make the final designations for attainment of PM2.5 standards by 2009 and PM10 standards by 2013. Designated states would have to meet the new standards by 2015 for PM2.5 and 2018 for PM10. Meeting the new PM2.5 standard may require reductions of nitrogen oxide and sulfur dioxide emissions. Future regulation and enforcement of these new ozone and PM2.5 standards will affect many power plants, especially coal-fired plants and all plants in “non-attainment” areas.

•       Ozone. Significant additional emissions control expenditures may be required at many coal-fired power plants to meet the current NAAQS for ozone. Nitrogen oxides, which are a by-product of coal combustion, can lead to the creation of ozone. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers may continue to become more demanding in the years ahead.

•       NOx SIP Call. The NOx SIP Call program was established by the EPA in October of 1998 to reduce the transport of ozone on prevailing winds from the Midwest and South to states in the Northeast, which said they could not meet federal air quality standards because of migrating pollution. Under Phase I of the program, the EPA is requiring 90,000 tons of nitrogen oxides reductions from power plants in 22 states east of the Mississippi River and the District of Columbia beginning in May 2004. Phase II of the program, which became effective in June 2004, requires a further reduction of about 100,000 tons of nitrogen oxides per year by May 2007. Installation of additional control measures, such as selective catalytic reduction devices, required under the final rules will make it more costly to operate coal-fired electricity generating plants, thereby making coal a less attractive fuel.

•       Clear Skies Initiative. The Clear Skies Act of 2005, a revised version of the Clear Skies Acts of 2002 and 2003, was introduced in early 2005. Similar to its predecessors, the Clear Skies Act of 2005 sought to further reduce emissions of sulfur dioxide, nitrogen oxides, and mercury via reduced emissions caps and a revised emission allowance trading system on a national level. The Clear Skies Act of 2005 is still pending in the Senate Committee on Environment and Public Works. It is currently not possible to predict what, if any, new regulatory requirements will ultimately evolve out of these initiatives during the current Congress or in the future.

•       Clean Air Interstate Rule. In January 2004, the EPA proposed new rules for reducing emissions of sulfur dioxide and nitrogen oxides. The final Clean Air Interstate Rule (CAIR) was issued by the EPA in March 2005. The rule calls for power plants in Texas and 27 states bordering or east of the Mississippi River, and the District of Columbia, to reduce emission levels of sulfur dioxide and nitrous oxide. CAIR does not apply on a national basis as would the Clear Skies Act. At full implementation, CAIR is estimated by the EPA to cut regional sulfur dioxide emissions by more than 70% from the 2003 levels, and to cut nitrogen oxide emissions by more then 60% from 2003 levels. States must achieve the required emission reductions using one of two compliance options. The first alternative is for the state to require power plants to participate in an EPA administered “cap-and-trade” system that caps emissions in two stages. This cap and trade approach is similar to the system now in effect under other regulations controlling air pollution. Alternatively, a state can elect to meet a specific state emissions budget through measures of the state’s choosing. These state measures may be more stringent than those imposed by CAIR. The stringency of the caps may require many coal-fired sources to install additional pollution control equipment to comply. This increased sulfur emission removal capability caused by the proposed rule could result in decreased demand for low sulfur coal, potentially driving down prices for low sulfur coal.

•       Clean Air Mercury Rule. In January 2004, the EPA also proposed a mercury reduction rule for controlling mercury emissions from power plants. The proposal sought comments on two approaches for reducing mercury currently emitted each year by coal-fired power plants in the United States. EPA issued its final Clean Air Mercury Rule in March 2005. The EPA has rejected one approach which would require coal-fired power plants to install pollution controls known as “maximum achievable control technologies,” or “MACT,” under section 112 of the Clean Air Act. The approach adopted uses other provisions of the Clean Air Act and sets a mandatory, declining cap on the total mercury emissions allowed from coal-fired power plants nationwide. This “cap-and-trade” approach is similar to the approach under the CAIR rule discussed above. This approach, which allows mercury emissions trading, when combined with the CAIR regulations, will reduce mercury emissions by nearly 70% from current levels once facilities reach a final mercury cap which takes effect in 2018. Current mercury emissions from United States power plants are about 48 tons per year. The first phase cap is 38 tons beginning in 2010. EPA estimates that much of this reduction will come as a “co-benefit” of the pollution control devices installed under the CAIR regulations. The final cap is set at 15 tons per year beginning in 2018. Each state has been allocated a budget of mercury emissions and must submit a plan on meeting its budget for mercury reductions. The states are not required to adopt the cap-and-trade approach, but EPA expects most to take that approach. Alternatively, a state can elect to meet a specific state emissions budget through measures of the state’s choosing. The stringency of the caps may require many coal-fired sources to install additional pollution control equipment to comply. This increased mercury emission removal capability caused by the proposed rule could result in decreased demand for certain coals either due to higher mercury levels or more difficulty in removing the inherent mercury.

•       Carbon Dioxide. In 2003, certain states sued the EPA seeking a court order requiring the EPA to designate carbon dioxide as a criteria pollutant under the Clean Air Act and to issue a new NAAQS for carbon dioxide. Previously, the EPA had established that carbon dioxide is not a criteria pollutant and therefore cannot be regulated under the Clean Air Act. In 2005, a federal court upheld the EPA’s position that it was not required to regulate carbon dioxide as a pollutant. However, Congress, or one or more states, may, at some point, regulate the release of carbon dioxide emissions as part of any green house gas initiatives that are proposed in the future. See “Climate Change” for further information.

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

Climate Change

One major by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. In November 2004, Russia ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change (the “Protocol”), which establishes a binding set of emission targets for greenhouse gases. With Russia’s ratification, the Protocol received sufficient support to become binding on all those countries that have ratified it. Although the targets vary from country to country, if the United States were to ratify the Protocol, the United States would be required to reduce greenhouse gas emissions to 93% of 1990 levels from 2008 to 2012.

Future regulation of greenhouse gases in the United States could occur pursuant to future United States treaty obligations, statutory or regulatory changes under the Clean Air Act, or otherwise at the state and federal level. The Bush Administration has proposed a package of voluntary emission reductions for greenhouse gases reduction targets which provide for certain incentives if targets are met. There are also various federal, state and local legislative initiatives aimed at tracking or regulating, both on a mandatory or voluntary basis, the release of carbon dioxide from generating power and other commercial activity. In February 2006, Senators Domenici and Bingaman released a white paper that is to serve as a platform for discussion of a U.S. policy on greenhouse gas emissions and the possible development of a market-based program to limit emissions. Senators McCain and Lieberman have proposed legislation that would create a national carbon dioxide cap and trade program. This legislation has not been passed but they or others may propose such legislation again in the future. Some states, such as Massachusetts, have already issued regulations regulating greenhouse gas emissions from large power plants. Further, in 2002, the Conference of New England Governors and Eastern Canadian Premiers adopted a Climate Change Action Plan, calling for reduction in regional greenhouse emissions to 1990 levels by 2010, and a further reduction of at least 10% below 1990 levels by 2020. Seven northeastern states adopted the Regional Greenhouse Gas Initiative, which is endeavoring to create a regional cap-and trade program for greenhouse gas emissions for power plants in those states. Three western states are working on a plan that would create a similar greenhouse gas cap-and-trade program. In addition, six states in the Midwest have recently announced that they are working on a plan to address climate and energy issues. There are a number of uncertainties regarding these initiatives, including the applicable baseline of emissions to be permitted, initial allocations, required emissions reductions, availability of offsets, the extent to which additional states will adopt the programs, whether they will be linked with programs in other states or in Canadian provinces, and the timing for implementation of the programs. Increased efforts to control greenhouse gas emissions, including the future ratification of the Protocol by the United States could result in reduced demand for coal.

Clean Water Act

The Clean Water Act of 1972 (the “CWA”) and corresponding state laws affect coal mining operations by imposing restrictions on the discharge of certain pollutants into water and on dredging and filling wetlands. The CWA establishes in-stream water quality standards and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of NPDES permits that govern the discharge of pollutants into water.

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

The Corps of Engineers (the “COE”) is empowered to issue nationwide permits for specific categories of filling activity that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404. Nationwide Permit 21 authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. On October 23, 2003, several citizens groups sued the COE in the United States District Court for the Southern District of West Virginia seeking to invalidate nationwide permits utilized by the COE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. The plaintiffs sought to enjoin the prospective approval of these nationwide permits and to enjoin some coal operators from additional use of existing nationwide permit approvals until they obtain more detailed individual permits. On July 8, 2004, the court issued an order enjoining the further issuance of Nationwide 21 permits and rescinded certain listed permits where construction of valley fills and surface impoundments had not commenced. On August 13, 2004, the court extended the ruling to all Nationwide 21 permits within the Southern District of West Virginia. The United States Department of Justice appealed the decision to the United States Court of Appeals for the Fourth Circuit. In November 2005, the 4th Circuit Court of Appeals overturned the July 2004 decision allowing the continued use of the NWP 21 permitting process. A similar challenge to the Nationwide 21 permit process was filed in Kentucky. Although we have no current operations in Kentucky, similar suits may be filed in other jurisdictions where we do operate.

Total Maximum Daily Load (“TMDL”) regulations established a process by which states designate stream segments as impaired (not meeting present water quality standards). Industrial dischargers, including coal mines, will be required to meet new TMDL effluent standards for these stream segments. Some of our operations currently discharge effluents into stream segments that have been designated as impaired. The adoption of new TMDL related effluent limitations for our coal mines could require more costly water treatment and could adversely affect our coal production.

Under the CWA, states must conduct an anti-degradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality. A state’s anti-degradation regulations would prohibit the diminution of water quality in these streams. Several environmental groups and individuals recently challenged, and in part successfully, West Virginia’s anti-degradation policy. In general, waters discharged from coal mines to high quality streams will be required to meet or exceed new “high quality” standards. This could cause increases in the costs, time and difficulty associated with obtaining and complying with NPDES permits, and could aversely affect our coal production.

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

Resource Conservation and Recovery Act

The Resource Conservation and Recovery Act (“RCRA”) affects coal mining operations by establishing requirements for the treatment, storage, and disposal of hazardous wastes. Certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management.

Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion wastes generated at electric utility and independent power producing facilities, such as coal ash. In May 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under RCRA. The EPA is retaining the hazardous waste exemption for these wastes. However, the EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill. The agency also concluded beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators. Most state hazardous waste laws also exempt coal combustion waste, and instead treat it as either a solid waste or a special waste. Any costs associated with handling or disposal of coal construction wastes as hazardous wastes would increase our customers’ operating costs and potentially reduce their demand for coal. In addition, contamination caused by the past disposal of ash can lead to material liability a consideration which could reduce demand for coal.

Federal and State Superfund Statutes

Superfund and similar state laws affect coal mining and hard rock operations by creating liability for investigation and remediation in response to releases of hazardous substances into the environment and for damages to natural resources. Under Superfund, joint and several liabilities may be imposed on waste generators, site owners or operators and others, regardless of fault. In addition, mining operations may have reporting obligations under the Emergency Planning and Community Right to Know Act and the Superfund Amendments and Reauthorization Act.

Additional Information

We file annual, quarterly and current reports, amendments to these reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may access and read our SEC filings through our website, at www.foundationcoal.com, or the SEC’s website at www.sec.gov. All documents we file are also available at the SEC’s public reference room located at 100 F Street, N.E. Washington, D.C. 20549.

GLOSSARY OF SELECTED TERMS

Ash.   Impurities consisting of iron, alumina and other incombustible matter that are contained in coal. Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.

Assigned reserves.   Coal that has been committed to be mined at operating facilities.

Bituminous coal.   A common type of coal with moisture content less than 20% by weight and heating value of 10,500 to 14,000 Btus per pound. It is dense and black and often has well-defined bands of bright and dull material.

British thermal unit, or “Btu.”   A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

Central Appalachia.   Coal producing area in eastern Kentucky, Virginia, southern West Virginia and a portion of eastern Tennessee.

Clean Air Act Amendments.   A comprehensive set of amendments to the federal law governing the nation’s air quality. The Clean Air Act was originally passed in 1970 to address significant air pollution problems in our cities. The 1990 amendments broadened and strengthened the original law to address specific problems such as acid deposition, urban smog, hazardous air pollutants and stratospheric ozone depletion.

Coal seam.   Coal deposits occur in layers. Each layer is called a “seam.”

Coke.   A hard, dry carbon substance produced by heating coal to a very high temperature in the absence of air. Coke is used in the manufacture of iron and steel. Its production results in a number of useful byproducts.

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

High Btu coal.   Coal which has an average heat content of 12,500 Btus per pound or greater.

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

Low Btu coal.   Coal which has an average heat content of 9,500 Btus per pound or less.

Low sulfur coal.   Coal which, when burned, emits 1.6 pounds or less of sulfur dioxide per million Btu.

Medium sulfur coal.   Coal which, when burned, emits between 1.6 and 4.5 pounds of sulfur dioxide per million Btu.

Metallurgical coal.   The various grades of coal suitable for carbonization to make coke for steel manufacture. Also known as “met” coal, its quality depends on four important criteria: volatility, which affects coke yield; the level of impurities including sulfur and ash, which affects coke quality; composition, which affects coke strength; and basic characteristics, which affect coke oven safety. Met coal typically has a particularly high Btu but low ash and sulfur content.

Mid Btu coal    Coal which has an average heat content of between 9,500 and 12,500 Btus per pound.

Nitrogen oxide (NOx).   A gas formed in high temperature environments such as coal combustion. It is a harmful pollutant that contributes to smog.

Northern Appalachia.   Coal producing area in Maryland, Ohio, Pennsylvania and northern West Virginia.

Overburden.   Layers of earth and rock covering a coal seam. In surface mining operations, overburden is removed prior to coal extraction.

Pillar.   An area of coal left to support the overlying strata in a mine; sometimes left permanently to support surface structures.

Powder River Basin.   Coal producing area in northeastern Wyoming and southeastern Montana. This is the largest known source of coal reserves and the largest producing region in the United States.

Preparation plant.   Usually located on a mine site, although one plant may serve several mines. A preparation plant is a facility for crushing, sizing and washing coal to remove impurities and prepare it for use by a particular customer. The washing process has the added benefit of removing some of the coal’s sulfur content.

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

Reclamation.   The process of restoring land and the environment to their original state following mining activities. The process commonly includes “recontouring” or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers. Reclamation operations are usually underway before the mining of a particular site is completed. Reclamation is closely regulated by both state and federal law.

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

Scrubber (flue gas desulfurization system).   Any of several forms of chemical/physical devices which operate to neutralize sulfur compounds formed during coal combustion. These devices combine the sulfur in gaseous emissions with other chemicals to form inert compounds, such as gypsum, that must then be removed for disposal. Although effective in substantially reducing sulfur from combustion gases, scrubbers require about 6% to 7% of a power plant’s electrical output and thousands of gallons of water to operate.

Steam coal.   Coal used by power plants and industrial steam boilers to produce electricity, steam or both. It generally is lower in Btu heat content and higher in volatile matter than metallurgical coal.

Sub-bituminous coal.   Dull coal that ranks between lignite and bituminous coal. Its moisture content is between 20% and 30% by weight, and its heat content ranges from 7,800 to 9,500 Btus per pound of coal.

Sulfur.   One of the elements present in varying quantities in coal that contributes to environmental degradation when coal is burned. Sulfur dioxide is produced as a gaseous by-product of coal combustion.

Surface mine.   A mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil (see “Overburden”). About 60% of total U.S. coal production comes from surface mines.

Tons.   A “short” or net ton is equal to 2,000 pounds. A “long” or British ton is equal to 2,240 pounds; a “metric” tonne is approximately 2,205 pounds. The short ton is the unit of measure referred to in this document.

Truck-and-Shovel mining and Truck and Front-End Loader Mining.   Similar forms of mining where large shovels or front-end loaders are used to remove overburden, which is used to backfill pits after the coal is removed. Smaller shovels load coal in haul trucks for transportation to the preparation plant or rail loadout.

Unassigned reserves.   Coal at suspended locations and coal that has not been committed to be mined at operating facilities.

Underground mine.   Also known as a “deep” mine. Usually located several hundred feet below the earth’s surface, an underground mine’s coal is removed mechanically and transferred by shuttle car and conveyor to the surface. Underground mines account for about 40% of annual U.S. coal production.

Unit train.   A train of 100 or more cars carrying only coal. A typical unit train can carry at least 10,000 tons of coal in a single shipment.

Western Bituminous Region.   Coal producing area in western Colorado and eastern Utah.

ITEM 1A. RISK FACTORS

RISK FACTORS

Risks Relating to Our Business

A substantial or extended decline in coal prices could reduce our revenues and the value of our coal reserves.

The prices we charge for coal depend upon factors beyond our control, including, but not limited to:

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

•       costs of transportation of our coal relative to our competitors;

•       regulatory, administrative and court decisions;

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

During 2005, sales of steam coal accounted for approximately 97% of our total coal sales volume and 92% of our coal sales revenue, respectively, and the vast majority of our sales of steam coal were to U.S. electric power generators. Based on preliminary estimates, domestic electric power generation accounted for approximately 92% of all U.S. coal consumption in 2005, according to the EIA. The amount of coal consumed for U.S. electric power generation is affected primarily by the overall demand for electricity, the location, availability, quality and price of competing fuels such as natural gas, nuclear, fuel oil and alternative energy sources such as hydroelectric power, technological developments and environmental and other governmental regulations. Many of the recently constructed electric power sources have been gas-fired, by virtue of lower construction costs and reduced environmental risks. Gas-based generation from existing and newly constructed gas-based facilities has the potential to displace coal-based generation, particularly from older, less efficient coal generators. In addition, the increasingly stringent requirements of the Clean Air Interstate Rule and Clean Air Mercury Rule may result in more electric power generators shifting from coal to natural gas-fired power plants. Any reduction in coal demand from the electric generation and steel sectors could create short-term market imbalances, leading to lower demand for, and price of, our products, thereby reducing our revenue.

Our profitability may decline due to unanticipated mine operating conditions and other factors that are not within our control.

Our mining operations are influenced by changing conditions that can affect production levels and costs at particular mines for varying lengths of time and as a result can diminish our profitability. Weather conditions, equipment and parts availability, replacement or repair, prices and availability for fuel, steel, explosives, tires and other supplies, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden partings, rock and other natural materials, accidental mine water discharges and other geological conditions have had, and can be expected in the future to have, a significant impact on our operating results.

Decreases in our profitability as a result of the factors described above could materially adversely impact our quarterly or annual results. These risks may not be covered by our insurance policies.

MSHA and state regulators may order certain of our mines to be temporarily closed or operations therein modified, which would adversely affect our ability to meet our contracts or projected costs.

MSHA and state regulators may order certain of our mines to be temporarily closed due to an investigation of an accident resulting in property damage or injuries, or due to other incidents such as fires, roof falls, water flow, equipment failure or ventilation concerns. In addition, regulators may order changes to mine plans or operations due to their interpretation or application of existing or new laws or regulations. any required changes to mine plans or operations may result in temporary idling of production or addition of costs.

Our profitability may be adversely affected by the status of our long-term coal supply contracts, and changes in purchasing patterns in the coal industry may make it difficult for us to extend existing contracts or enter into long-term supply contracts, which could adversely affect the capability and profitability of our operations.

We sell a significant portion of our coal under long-term coal supply agreements, which we define as contracts with a term greater than 12 months. The prices for coal shipped under these contracts are set although sometimes subject to adjustment, and thus may be below the current market price for similar-type coal at any given time, depending on the time frame of contract execution or initiation. As a consequence of the substantial volume of our sales that are subject to these long-term agreements, we have less coal available with which to capitalize on higher coal prices if and when they arise. In addition, in some cases, our ability to realize the higher prices that may be available in the spot market may be restricted when customers elect to purchase higher volumes allowable under some contracts.

When our current contracts with customers expire or are otherwise renegotiated, our customers may decide not to extend or enter into new long-term contracts or, in the absence of long-term contracts, our customers may decide to purchase fewer tons of coal than in the past or on different terms, including under different pricing terms. For additional information relating to these contracts, see “Business—Long-Term Coal Supply Agreements”.

As electric utilities adjust to the regulations of the Clean Air Act, the Clean Air Mercury Rule, the Clean Air Interstate Rule, possible regulation of greenhouse gas emissions and the possible deregulation of their industry, they could become increasingly less willing to enter into long-term coal supply contracts and instead may purchase higher percentages of coal under short-term supply contracts. To the extent the industry shifts away from long-term supply contracts, it could adversely affect us and the level of our revenues. For example, fewer electric utilities will have a contractual obligation to purchase coal from us, thereby increasing the risk that we will not have a market for our production. Furthermore, spot market prices tend to be more volatile than contractual prices, which could result in decreased or less predictable revenues.

Certain provisions in our long-term supply contracts may provide limited protection during adverse economic conditions or may result in economic penalties upon the failure to meet specifications.

Price adjustment, “price reopener” and other similar provisions in long-term supply contracts may reduce the protection from short-term coal price volatility traditionally provided by such contracts. Some of our coal supply contracts contain provisions that allow for the purchase price to be renegotiated at periodic intervals. These price reopener provisions may automatically set a new price based on the prevailing market price or, in some instances, require the parties to agree on a new price, sometimes between a pre-set “floor” and “ceiling”. In some circumstances, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract. Accordingly, supply contracts with terms of one year or more may provide only limited protection during adverse market conditions.

Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers for the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. With respect to sulfur, the price of S02 allowances in the market is sometimes used to adjust the price we receive for coal and the market price for these allowances may fluctuate and cause us not to receive the anticipated revenues.

Consequently, due to the risks mentioned above with respect to long-term contracts, we may not achieve the revenue or profit we expect to achieve from these sales commitments. In addition, we may not be able to successfully convert these sales commitments into long-term contracts.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

We derived 53% of our total combined pro forma coal revenues from sales to our 10 largest customers for the year ended December 31, 2005, with no single customer accounting for more than 14% of our coal revenues for that year. At December 31, 2005, we had 28 coal supply agreements with those 10 customers that expire at various times from 2006 to 2020. Negotiations to extend existing agreements or enter into new long-term agreements with those and other customers may not be successful, and those customers may not continue to purchase coal from us under long-term coal supply agreements, or at all. If any of our top customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our revenues and profitability could suffer materially.

Disruption in supplies of coal produced by third parties and contractors could temporarily impair our ability to fill our customers’ orders or increase our costs.

In addition to marketing coal that is produced from our controlled reserves, we purchase and resell coal produced by third parties from their controlled reserves to meet customer specifications and, in certain circumstances, we also at times utilize contractors to operate our mines or loading facilities. Disruption in our supply of third-party coal and contractor-produced coal could temporarily impair our ability to fill our customers’ orders or require us to pay higher prices in order to obtain the required coal from other sources. Operational difficulties at contractor-operated mines, changes in demand for contract miners from other coal producers, and other factors beyond our control could affect the availability, pricing and quality of coal produced by contractors for us. Any increase in the prices we pay for third-party coal or contractor-produced coal could increase our costs and therefore lower our earnings. During 2005, less than one percent of the coal we produced was mined by contract miners.

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

Overcapacity in the coal industry, both domestically and internationally, may affect the price we receive for our coal. For example, during the 1970s and early 1980s, increased demand for coal and attractive pricing brought new investors to the coal industry and promoted the development of new mines. These factors resulted in added production capacity throughout the industry, which led to increased competition and lower coal prices. Continued coal pricing at relatively high levels, compared to historical levels, could encourage the development of expanded capacity by new or existing coal producers. Any overcapacity could reduce coal prices in the future.

The demand for U.S. coal exports is dependent upon a number of factors outside of our control, including the overall demand for electricity in foreign markets, currency exchange rates, ocean freight rates, the demand for foreign-produced steel both in foreign markets and in the U.S. market (which is dependent in part on tariff rates on steel), general economic conditions in foreign countries, technological developments, and environmental and other governmental regulations. If foreign demand for U.S. coal were to decline, this decline could cause competition among coal producers in the United States to intensify, potentially resulting in downward pressure on domestic coal prices.

The government extensively regulates our mining operations, which imposes significant actual and potential costs on us, and future regulations could increase those costs or limit our ability to produce coal.

Our operations are subject to a variety of federal, state and local environmental, health and safety, transportation, labor and other laws and regulations. Examples include those relating to employee health and safety; emissions to air and discharges to water; plant and wildlife protection; the reclamation and restoration of mining properties after mining has been completed; the storage, treatment and disposal of wastes; remediation of contaminated soil, surface and groundwater; surface subsidence from underground mining; and the effects of mining on surface water and groundwater quality and availability. In addition, we are subject to significant legislation mandating certain benefits for current and retired coal miners. We incur substantial costs to comply with government laws and regulations that apply to our operations.

Numerous governmental permits and approvals are required under these laws and regulations for mining operations. Many of our permits are subject to renewal from time to time, and renewed permits may contain more restrictive conditions than our existing permits. Many of our permits governing discharges to or impacts upon surface streams will be subject to new and more stringent conditions to address various new water quality requirements that permitting authorities are now required to address when those permits are renewed over the next several years. Although we have no estimates at this time, our costs to satisfy such conditions could be substantial. We may also be required under certain permits to provide authorities data pertaining to the effect or impact that a proposed exploration for or production of coal may have on the environment. In recent years, the permitting required under the Clean Water Act to address filling streams and other valleys with wastes from mountaintop coal mining operations and preparation plant refuse disposal has been the subject of extensive litigation by environmental groups against coal mining companies and environmental regulatory authorities, as well as regulatory changes by the U.S. legislative initiatives in the U.S. Congress. It is unclear at this time how the issues will ultimately be resolved, but for this as well as other issues that may arise involving permits necessary for coal mining, such requirements could prove costly and time-consuming, and could delay commencing or continuing exploration or production operations. New laws and regulations, as well as future interpretations or different enforcement of existing laws and regulations, may require substantial increases in equipment and operating costs to us and delays, interruptions or a termination of operations, the extent of which we cannot predict.

Because of extensive and comprehensive regulatory requirements, violations of laws, regulations and permits during mining operations occur at our operations from time to time and may result in significant costs to us to correct such violations, as well as civil or criminal penalties and limitations or shutdowns of our operations.

Extensive regulation of these matters has had and will continue to have a significant effect on our costs of production and competitive position. Further regulations, legislation or enforcement may also cause our sales or profitability to decline by hindering our ability to continue our mining operations, by increasing our costs or by causing coal to become a less attractive fuel source.

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

Mining operations can also impact flows and water quality in surface water bodies and remedial measures may be required, such as grouting in lining of stream beds, to prevent or minimize such impacts. We are currently involved with state environmental authorities concerning impacts or alleged impacts of our mining operations on water flows in several surface streams. We are studying, or addressing, those impacts and we have not finally resolved those matters. Many of our mining operations take place in the vicinity of streams, and similar impacts could be asserted or identified at other streams in the future. The costs of our efforts at the streams we are currently addressing, and at any other streams that may be identified in the future, could be significant.

We maintain extensive coal slurry impoundments at a number of our mines. Such impoundments are subject to regulation. Slurry impoundments maintained by other coal mining operations have been known to fail, releasing large volumes of coal slurry. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages, and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. We have commenced measures to modify our method of operation at one surface impoundment containing slurry wastes in order to reduce the risk of releases to the environment from it, a process that will take several years to complete. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties.

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

The Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. Such regulations may require significant emissions control expenditures for coal-fired power plants to attain applicable ambient air quality standards. In addition, state regulatory schemes for electricity pricing are increasingly administered to not permit recovery of investments in emissions control equipment. As a result, these generators may switch to fuels that generate less of these emissions, possibly reducing the likelihood that generators will keep existing coal-fired power plants in service or build new coal-fired power plants. Any of these developments may reduce demand for our coal.

For example, the Clean Air Interstate Rule was issued by the Environmental Protection Agency (the “EPA”) in May 2005 imposing new regulations regarding further reductions of sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. In December 2005, the EPA announced a decision to reconsider specific issues and asked for comments. The outcome of this reconsideration is not known at this time. Installation of additional pollution control equipment required by this rule could result in a decrease in the demand for low sulfur coal, potentially driving down prices for low sulfur coal. Also, in

March 2005, the EPA finalized a Clean Air Mercury Rule (originally proposed as the Utility Mercury Reductions Rule) for controlling mercury emissions from power plants by imposing a two-step approach to reducing, between now and 2018, the total mercury emissions allowed from coal-fired power plants nationwide. These standards and future standards could have the effect of making coal-fired plants unprofitable, thereby decreasing demand for coal. Some of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations or cash flow.

Current and future proposals may be introduced in Congress and various states designed to further reduce emissions of sulfur dioxide, nitrogen oxides and mercury from power plants, and certain ones could regulate additional air pollutants. If such initiatives are enacted into law, power plant operators could choose other fuel sources to meet their requirements, thereby reducing the demand for coal. Current and possible future governmental programs are or may be in place to require the purchase and trading of allowances associated with the emission of various substances such as sulfur dioxide, nitrous oxide, mercury and carbon dioxide. Changes in the markets for and prices of allowances could have a material effect on demand for and prices received for our coal.

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide which is a major by-product of burning coal. In December 1997, in Kyoto, Japan, the signatories to the convention agreed to the Kyoto Protocol (the “Protocol”) which is a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, if the United States were to ratify the Protocol, our nation would be required to reduce emissions to 93% of 1990 levels over a five-year period from 2008 through 2012. The United States has not ratified the Protocol. The Protocol has received sufficient support from enough nations to enter into force and will become binding on all those countries that have ratified it. Although the Protocol is still not binding on the United States, and no comprehensive regulations focusing on greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely affect the price and demand for coal. Countries that have to reduce emissions may use less coal affecting demand for United States export coal. There could be pressure on companies in the United States to reduce emissions if they want to trade with countries that are part of the Protocol. From time to time Congress may consider various proposals to tax or otherwise limit greenhouse gas emissions. In addition, some states and municipalities in the United States have adopted or may adopt in the future regulations on greenhouse gas emissions. Some states and municipal entities have commenced litigation in different jurisdictions seeking to have certain utilities, including some of our customers, reduce their emission of carbon dioxide. If successful, there could be limitation on the amount of coal our customers could utilize. Future regulation of greenhouse gas emissions may be implemented as part of or distinct from the Protocol. Any of these measures could affect coal demand at utilities in the United States. See “Business—Environmental and Other Regulatory Matters” for a discussion of environmental and other regulations affecting our business.

Fluctuations in transportation costs and the availability or reliability of transportation could reduce revenues by causing us to reduce our production or impairing our ability to supply coal to our customers.

Transportation costs represent a significant portion of the total cost of coal for our customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make our coal production less competitive than coal produced from other sources.

On the other hand, significant decreases in transportation costs could result in increased competition from coal producers in other parts of the country. For instance, coordination of the many eastern loading facilities, the large number of small shipments, the steeper average grades of the terrain and a more unionized workforce are all issues that combine to make shipments originating in the eastern United States inherently more expensive on a per-mile basis than shipments originating in the western United States. Historically, high coal transportation rates from the western coal producing areas into Central Appalachian markets limited the use of western coal in those markets. More recently, however, lower rail rates from the western coal producing areas to markets served by eastern U.S. producers have created major competitive challenges for eastern producers. The increased competition could have a material adverse effect on the business, financial condition and results of operations of our Pennsylvania, West Virginia and Illinois operations.

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

If there are disruptions of the transportation services provided by our primary rail or barge carriers that transport our produced coal and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

West Virginia legislation, which raised coal truck weight limits, includes provisions supporting enhanced enforcement. The legislation went into effect on October 1, 2003 and implementation began on January 1, 2004. It is possible that other states in which our coal is transported by truck will modify their laws to limit truck weight limits. Such legislation could result in shipment delays and increased costs. An increase in transportation costs could have an adverse effect on our ability to increase or to maintain production and could adversely affect revenues.

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

We base our reserve information on engineering, economic and geological data assembled and analyzed by our staff, which includes various engineers and geologists, and which is periodically reviewed by outside firms. The reserve estimates as to both quantity and quality are annually updated to reflect production of coal from the reserves and new drilling, engineering or other data received. There are numerous uncertainties inherent in estimating quantities and qualities of and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, such as geological and mining conditions which may not be fully identified by available exploration data or which may differ from experience in current operations, historical production from the area compared with production from other similar producing areas, the assumed effects of regulation and taxes by governmental agencies and assumptions concerning coal prices, operating costs, mining technology improvements, severance and excise tax, development costs and reclamation costs, all of which may vary considerably from actual results.

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

We conduct a significant part of our mining operations on properties that we lease. A title defect or the loss of any lease could adversely affect our ability to mine the associated reserves. In addition, from time to time the rights of third parties for competing uses of adjacent, overlying, or underlying lands such as for oil and gas activity, coalbed methane, production, pipelines, roads, easements and public facilities may affect our ability to operate as planned if our title is not superior or arrangements cannot be negotiated. Title to much of our leased properties and fee mineral rights is not usually verified until we make a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property. Our right to mine some of our reserves has in the past been, and may again in the future be, adversely affected if defects in title or boundaries exist or competing interests cannot be resolved. In order to obtain leases or other rights to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs or leave un-mined the affected reserves. In addition, we may not be able to successfully purchase or negotiate new leases for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.

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

•       the inability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•       problems that could arise from the integration of the acquired business; and

•       unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale.

Any one or more of these and other factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets or could result in unexpected liabilities associated with the acquired businesses.

Expenditures for benefits for non-active employees could be materially higher than we have anticipated, which could increase our costs and adversely affect our financial results.

We are responsible for certain long-term liabilities under a variety of benefit plans and other arrangements with active and inactive employees. The unfunded status (the excess of projected benefit obligation over plan assets) of these obligations, as reflected in Notes 12, 13 and 14 to our consolidated financial statements at December 31, 2005, included $563.8 million of postretirement obligations, $57.2 million of defined benefit pension obligations, $28.8 million of workers’ compensation obligations and $10.0 million of self insured pneumoconiosis obligations. These obligations have been estimated based on assumptions including actuarial estimates, assumed discount rates, estimates of mine lives, expected returns on pension plan assets and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse affect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us.

The inability of the sellers of companies we have acquired to fulfill their indemnification obligations to us under our acquisition agreements could increase our liabilities and adversely affect our results of operations and financial position.

In our acquisition and disposition agreements, the respective sellers and buyers, and in some cases, their parent companies, agreed to retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. These third-party claims and other liabilities include, without limitation, employee liabilities, costs associated with various litigation matters related to the mines involved, and certain environmental liabilities. The failure of any seller or buyer and, if applicable, its parent company, to satisfy its obligations with respect to claims and retained liabilities covered by the relevant agreements could have an adverse effect on our results of operations and financial position because claimants may successfully assert that we are liable for those claims and /or retained liabilities. In addition, certain obligations of the sellers to indemnify us will terminate or have already terminated upon expiration of the applicable indemnification period and will not cover damages in excess of the applicable coverage limit. The assertion of third-party claims after the expiration of the applicable indemnification period or in excess of the applicable coverage limit, or the failure of any seller to satisfy its indemnification obligations with respect to breaches of its representations and warranties, could have an adverse effect on our results of operations and financial position.

Our leverage could harm our business by limiting our available cash and our access to additional capital, and could force us to sell material assets or operations to attempt to meet our debt service obligations.

Our financial performance could be affected by our indebtedness. As of December 31, 2005, our total indebtedness was $635.0 million. In addition, as of December 31, 2005, we had $185.8 million of letters of credit outstanding and additional borrowings available under our new revolving credit facility of $164.2 million. We may also incur additional indebtedness in the future.

The degree to which we are leveraged could have important consequences, including, but not limited to:

•       making it more difficult to self-insure and obtain surety bonds or letters of credit;

•       limiting our ability to enter into new long-term sales contracts;

•       increasing our vulnerability to general adverse economic and industry conditions;

•       requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of the cash flow to fund working capital, capital expenditures, research and development or other general corporate uses;

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

If our cash flows and capital resources are insufficient to fund our debt service obligations or our requirements under our other long-term liabilities, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or our requirements under our other long term liabilities. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our Senior Credit Facilities and the indenture under which our 7 1/4% Senior Notes were issued restrict our ability to sell assets and use the proceeds from the sales. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If our business does not generate sufficient cash from operations, we may not be able to repay our indebtedness.

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

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our indebtedness do not prohibit Foundation Coal Holdings, Inc. or our subsidiaries from doing so. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The covenants in our Senior Credit Facilities and our indenture impose restrictions that may limit our operating and financial flexibility.

The Senior Credit Facilities, our indenture governing the 7.25% Senior Notes and the instruments governing our other indebtedness contain a number of significant restrictions and covenants that limit the ability of our subsidiaries to enter into certain financial arrangements or engage in specified transactions, including the payment of certain dividends.

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

We are required to provide financial assurance to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation benefits, to secure coal lease obligations and to satisfy other miscellaneous obligations. We generally use surety bonds to secure reclamation and coal lease obligations. We generally use letters of credit to assure workers’ compensation benefits, United Mine

Workers of America (“UMWA”) retiree medical benefits and as collateral for surety bonds. Miscellaneous obligations are secured using both surety bonds and letters of credit.

As of December 31, 2005, we had outstanding surety bonds of $257.1 million, which includes $234.6 million secured reclamation obligations, $10.7 million secured coal lease obligations and $9.6 million secured self-insured workers’ compensation obligations. The premium rates and terms of the surety bonds are subject to annual renewals. It has become increasingly difficult for us to secure new surety bonds or renew bonds without the posting of partial collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to us. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease the coal. That failure could result from a variety of factors including the following:

•       lack of availability, higher expense or unfavorable market terms of new surety bonds; and

•       restrictions on the availability of collateral for current and future third-party surety bond issuers under the terms of the indenture or new credit facilities.

In addition, as of December 31, 2005, we had $185.8 million of letters of credit in place for the following purposes: $34.1 million for workers’ compensation, including collateral for workers compensation bonds; $23.4 million for UMWA retiree health care obligations; $121.5 million for collateral for reclamation surety bonds; $3.0 million for minimum royalty payment obligations for a closed mine in Utah; and $3.8 million for other miscellaneous obligations. Obligations secured by letters of credit may increase in the future. Any such increase would limit our available borrowing capacity under the Senior Credit Facilities and could negatively impact our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements.

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extends beyond what our obligation would be with respect to our employees.

We contribute to two multi-employer defined benefit pension plans administered by the UMWA. In 2005, our total contributions to these plans and other contractual payments under our UMWA wage agreement were approximately $1.9 million.

In the event of a partial or complete withdrawal by us from any plan which is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination would be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits.

In addition, if a multi-employer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service, pursuant to Section 4971 of the Internal Revenue Code (the “Code”) will impose an excise tax of 5% on the amount of the accumulated funding deficiency. Under Section 413(c)(5) of the Code, the liability of each contributing employer, including us, will be determined in part by each employer’s respective delinquency in meeting the required employer contributions under the plan. The Code also requires contributing employers to make additional contributions in order to reduce the deficiency to zero, which may, along with the payment of the excise tax, have a material adverse impact on our financial results.

Our pension plans are currently underfunded and we may have to make significant cash payments to the plans, reducing the cash available for our business.

We sponsor pension plans in the United States for salaried and non-union hourly employees. In 2005, we contributed $7.5 million to our pension plans. We currently expect to make contributions in 2006 of approximately $15.2 million. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our contributions for those years could be higher than we expect.

As of September 30, 2005, our annual measurement date, our pension plans were underfunded by $57.2 million (based on the actuarial assumptions used for FAS 87 purposes). Our pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Our financial condition could be negatively affected if we fail to maintain satisfactory labor relations.

As of December 31, 2005, the UMWA represented approximately 40% of our employees, who produced approximately 23% of our coal sales volume during the fiscal year ended December 31, 2005. Because of the higher labor costs and the increased risk of strikes and other work-related stoppages that may be associated with union operations in the coal industry, our non-unionized competitors may have a competitive advantage in areas where they compete with our unionized operations. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Our existing collective bargaining agreements with the UMWA expire in 2007. If some or all of the affected employees strike, it could adversely affect our productivity, increase our costs and disrupt shipments.

In November 2003, the UMWA held an election at our Rockspring mining facility in West Virginia. The UMWA challenged nine unopened ballots as being improperly cast by supervisors. The outcome of the election will depend on the decision of the National Labor Relation Board (the “NLRB”) with respect to the nine challenged ballots, which ballots will not be opened until final resolution of the challenge. On February 5, 2004, the Regional Director of the NLRB ruled that only five of the nine challenged ballots could be counted. Both parties appealed to the full NLRB, and we are currently awaiting a decision. If it is ultimately determined that the UMWA was validly elected, 255 employees, or approximately 10% of our total workforce, will become UMWA members. In the event the Rockspring mining facility becomes unionized, we will bargain in good faith towards an acceptable collective bargaining agreement. If we are unable to do so, there could be strikes or other work stoppages detrimental to the normal operation of the Rockspring mining facility.

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

We manage our business with a number of key personnel. We do not have “key person” life insurance to cover our executive officers. The loss of certain of these key individuals could have a material adverse effect on us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. Key personnel may not continue to be employed by us or we may not be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on us.

Mining in Central Appalachia and Northern Appalachia is more complex and involves more regulatory constraints than mining in the other areas, which could affect the mining operations and cost structures of these areas.

The geological characteristics of Central Appalachia and Northern Appalachia coal reserves, such as depth of overburden and coal seam thickness, make them complex and costly to mine. As mines become depleted, replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. In addition, as compared to mines in the Powder River Basin, permitting, licensing and other environmental and regulatory requirements are more costly and time-consuming to satisfy. These factors could materially adversely affect the mining operations and cost structures of, and customers’ ability to use coal produced by, our mines in Central Appalachia and Northern Appalachia.

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

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations. Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations. As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Provisions in our certificate of incorporation and bylaws may discourage a takeover attempt even if doing so might be beneficial to our shareholders.

Provisions contained in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us. Provisions of our certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. For example, our certificate of incorporation authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

Coal Reserves

Periodically, we retain outside experts to independently verify our coal reserve base. The most recent review was completed during the first quarter of 2004 and covered all of our reserves. The results verified our reserve estimates, with minor adjustments, and included an in-depth review of our procedures and controls. In the first quarter of 2006 we retained outside experts to independently verify additional economically viable reserves. “As received” means measuring coal in its natural state and not after it is dried in a laboratory setting. We have recalculated all reserves on an “as received” basis. Our reserve base was approximately 1.7 billion tons as of December 31, 2005.

Of the 1.7 billion tons, approximately 1 billion tons are assigned reserves that we expect to be mined at operations that were active as of December 31, 2005. Approximately .7 billion tons are unassigned reserves that we are holding for future development. All of our reserves in Wyoming are assigned. We have substantial unassigned reserves in Pennsylvania, West Virginia and Illinois.

Approximately 50% of our reserves are classified as high Btu coal (coal delivered with an average heat value of 12,500 Btu per pound or greater) and are located in Pennsylvania and West Virginia. Approximately 42% of our reserves are classified as compliance coal which meets the 1.2 lb SO2/mmBtu standard of Phase II of the Clean Air Act. Our compliance reserves are located in Wyoming and West Virginia.

The table below summarizes the locations, coal reserves in millions of tons and primary ownership of the coal reserves. Tonnage is on an as-received wet basis and the quality figures represent an approximate reserve average.

Operating Segments	Proven and Probable Reserves(1)	Assigned Reserves	Unassigned Reserves	Average Btu/lb	Average Sulfur Content (lbs SO2/mmBtu)	Ownership
	(Tons in millions)
Powder River Basin	676.8	676.8	—	8,400	0.8	Primarily Leased
Northern Appalachia	764.5	200.5	564.0	12,825	3.3	Primarily Owned
Central Appalachia	201.2	76.7	124.5	12,900	1.4	Primarily Leased
Other	65.1	27.7	37.4	11,450	3.8	Primarily Leased
Total	1,707.6	981.7	725.9

(1)          Proven and probable coal reserves are classified as follows:

Proven reserves—Reserves for which: (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable reserves—Reserves for which quantity and grade and /or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

We believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our current reserve base is one of our strengths. We believe that the current level of production at our major mines is sustainable for the foreseeable future.

Our reserve estimate is based on geological data assembled and analyzed by our staff of geologists and engineers. Reserve estimates are annually updated to reflect past coal production, new drilling information and other geological or mining data. Acquisitions or sales of coal properties will also change the reserve base. Changes in mining methods may increase or decrease the recovery basis for a coal seam as will plant processing efficiency tests. We maintain reserve information in secure computerized data bases, as well as in hard copy. The ability to update and/or modify the reserve database is restricted to a few individuals and the modifications are documented.

Our mines in Wyoming are subject to federal coal leases that are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. Each lease has a maximum term of 100 years and requires diligent development of the lease within the first ten years of the lease award with a required coal extraction of 1.0% of the reserves within that 10-year period. At the end of the 10-year development period, the mines are required to maintain continuous operations, as defined in the applicable leasing regulations. All of our federal leases are in full compliance with these regulations. We pay to the federal government an annual rent of $3.00 per acre and production royalties of 12.5% of gross proceeds on surface mined coal. The federal government remits half of the production royalty payments to Wyoming after deducting administrative expenses.

Certain of our mines in Pennsylvania, West Virginia and Illinois are subject to private coal leases. Private coal leases normally have a stated term and usually give us the right to renew the lease for a stated period or to maintain the lease in force until the exhaustion of mineable and saleable coal contained on the relevant site. These private leases provide for royalties to be paid to the lessor either as a fixed amount per ton or as a percentage of the sales price. Many leases also require payment of a lease rental or minimum royalty, payable either at the time of execution of the lease or in periodic installments. The terms of our private leases are normally extended by active production on or near the end of the lease term. Leases containing undeveloped reserves may expire or these leases may be renewed periodically.

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

West Virginia Flooding Litigation

Three of our subsidiaries were named as defendants in six separate complaints filed in Raleigh and Wyoming Counties, West Virginia, in late 2001, alleging personal injury and property damage caused by flooding on or about July 8, 2001. Similar suits may be filed in the future based on this or subsequent weather events. The general alleged basis for the lawsuits is that coal mining, oil and gas drilling and timbering operations altered the topography in the area to such an extent that flooding resulting from heavy rains caused more severe damage than would have otherwise resulted. Numerous similar complaints and amended complaints have been filed by more than 1,000 plaintiffs against over 100 defendants, in a total of at least seven southern West Virginia counties. All such civil actions have been referred by the West Virginia Supreme Court to a three-judge panel, sitting in Raleigh County, pursuant to the court’s mass litigation rule.

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

The claims against our affiliates are covered by insurance. Common defense counsel and experts are representing certain defendants and some costs are being shared. While the outcome of this litigation is unknown, based on our preliminary evaluation of the issues and the potential impact on us, we believe this matter will be resolved without a material adverse effect on our financial condition, results of operations or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Foundation Coal Corporation does not have any independent external operations, assets or liabilities, other than through its operating subsidiaries. The selected consolidated financial data as of and for the twelve months ended December 31, 2005 and as of and for the seven months ended December 31, 2004 have been derived from the audited consolidated financial statements of Foundation Coal Corporation. From its incorporation on April 23, 2004 and prior to the acquisition of RAG American Coal Holdings, Inc. on July 30, 2004, Foundation Coal Corporation did not have any assets, liabilities or results of operations. Therefore, the selected historical consolidated financial data for the period from January 1, 2004 through July 29, 2004 and as of and for the twelve months ended December 31, 2003, 2002 and 2001 have been derived from the audited consolidated financial statements of RAG American Coal Holding, Inc., the predecessor to Foundation Coal Corporation, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. In the opinion of management, such consolidated financial data reflects all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results for those periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any future period. The period from April 23, 2004 to December 31, 2004 reflects preliminary purchase price allocations in preparing the financial data which was finalized during the twelve months ended December 31, 2005. The audited consolidated financial statements as of and for the twelve months ended December 31, 2005, as of and for the period from April 23, 2004 to December 31, 2004, for the period from January 1, 2004 to July 29, 2004 and as of and for the twelve months ended December 31, 2003 are included elsewhere in this Form 10-K.

The following provides a description of the basis of presentation during all periods presented:

“Successor”—Represents the consolidated financial position of Foundation Coal Corporation and consolidated subsidiaries as of December 31, 2005 and 2004 and the consolidated results of operations and cash flows for the twelve months ended December 31, 2005 and for period from April 23, 2004 (date of incorporation) through December 31, 2004. Foundation Coal Corporation had no significant activities until the acquisition on July 30, 2004. Therefore, the results of operations and cash flows for the period from April 23, 2004 (date of incorporation) through December 31, 2004 reflect only the activity for the five month operating period ended December 31, 2004.

“Predecessor”—Represents the consolidated results of operations and cash flows of RAG American Coal Holding, Inc. for all periods prior to the Acquisition.

You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial information included elsewhere in this 10-K, including the consolidated financial statements and related Notes thereto.

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2004	2004	2003	2002	2001
	(in millions)
Statement of Operations Data:
Revenues:
Coal sales	$1,292.4	$436.0	$544.9	$976.0	$891.8	$746.4
Other revenues(1)	24.5	8.6	6.1	18.3	13.0	32.8
	1,316.9	444.6	551.0	994.3	904.8	779.2
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	936.2	345.8	484.5	798.3	699.8	605.5
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	48.4	24.6	27.4	45.3	45.1	36.9
Accretion on asset retirement obligations	8.5	3.3	4.0	7.0	—	—
Depreciation, depletion and amortization	211.2	84.8	61.2	99.8	91.6	83.8
Amortization of coal supply agreements	(84.9)	(67.2)	8.8	17.9	17.5	16.9
Write-down of long-lived asset	1.6	—	—	—	—	—
Asset impairment charges(2)	—	—	—	—	7.0	16.6
Income (loss) from operations	195.9	53.3	(34.9)	26.0	43.8	19.5
Other income (expense):
Interest expense	(59.5)	(26.7)	(18.0)	(46.9)	(48.9)	(52.5)
Loss on termination of hedge accounting for interest rate swaps(3)	—	—	(48.9)	—	—	—
Contract settlement(4)	—	—	(26.0)	—	—	—
Loss on early debt extinguishment(5)	—	—	(21.7)	—	—	—
Mark-to-market gain on interest rate swaps(3)	—	0.5	5.8	—	—	—
Interest income	1.1	0.6	1.3	3.2	12.3	6.8
Minority interest(6)	—	—	—	—	—	15.0
Litigation settlements(7)	—	—	—	43.5	—	—
Arbitration award(7)	—	—	—	—	31.0	—
Insurance settlements(8)	—	—	—	—	—	31.2
Income (loss) from continuing operations before income tax (expense) benefit	137.5	27.7	(142.4)	25.8	38.2	20.0
Income tax (expense) benefit	(46.4)	(13.6)	51.8	0.2	(13.1)	(3.9)
Income (loss) from continuing operations(12)(13)	91.1	14.1	(90.6)	26.0	25.1	16.1
Income (loss) from discontinued operations net of income tax expense(9)	—	—	2.3	10.1	8.0	9.9
Gain on disposal of discontinued operations, net of income tax expense	—	—	20.8	—	—	—
Cumulative effect of accounting change, net of tax benefit(10)	—	—	—	(3.6)	—	—
Net income (loss)	$91.1	$14.1	$(67.5)	$32.5	$33.1	$26.0

	Successor				Predecessor
	Twelve Months Ended December 31,		For the Period From April 23, 2004 (date of incorporation) Through December 31,		Seven Months Ended July 29,	Twelve Months Ended December 31,		Twelve Months Ended December 31,		Twelve Months Ended December 31,
	2005		2004		2004	2003		2002		2001
	(in millions, except per share data)
Balance Sheet Data (at period end):
Cash and cash equivalents	$22.4		$25.0			$7.6		$21.8		$20.2
Cash on deposit with RAG Coal International AG	—		—			233.0		66.5		137.7
Cash pledged	—		—			20.0		75.0		—
Total assets	2,008.1		2,100.0			1,864.8		1,861.8		1,849.1
Total debt	635.0		685.0			616.5		656.8		697.0
Stockholder equity	$339.4		$255.7			$523.2		$487.9		$489.0
Statement of Cash Flows Data:
Net cash provided by (used in) continuing operations:
Operating activities	$177.8		$61.7		$(8.0)	$197.7		$136.2		$97.0
Investing activities	(130.4)		(934.9)		(50.6)	(92.7)		(105.2)		(8.3)
Financing activities	(50.0)		898.3		(127.8)	(151.7)		(44.1)		(148.6)
Capital expenditures	$(140.2)		$(33.6)		$(52.7)	$(97.1)		$(118.9)		$(100.0)
Other Financial Data:
EBITDA(11)(12)(13)	$322.2		$71.4		$(55.7)	$187.2		$183.9		$166.4
Cumberland mine force majeure(14)	—		—		31.1	—		—		—
Ratio of earnings to fixed charges(15)	3.2	x	2.0	x	—	1.5	x	1.7	x	1.1	x

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

(2)                Asset impairment charges in 2002 consisted of $7.0 million for the write-down of a 55% investment in a Wyoming coal bed methane joint venture; this joint venture is accounted for under the proportional consolidation method. Asset impairment charges in 2001 consisted of $8.6 million for the write-off of a 5% investment in Los Angeles Export Terminal, Inc. which we disposed of effective December 31, 2003 and $8.0 million for the write-off of the Red Ash plant in West Virginia.

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

(8)                On November 25, 1998 and July 31, 2000, underground mine fires occurred at the Willow Creek mine in Utah. After the second fire, we decided not to reopen the mine. We had both property damage and business interruption insurance coverage for the losses associated with these fires. Insurance proceeds in excess of the book value of net assets and closure costs of $31.2 million in 2001 were recognized as other income.

(9)                On February 29, 2004, RAG Coal International AG, the parent of RAG American Coal Holding, Inc. signed an agreement to sell the active Twentymile mine and certain inactive or closed properties in Colorado and Wyoming to a third party. Accordingly, the results of the Colorado operations are shown as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The sale closed on April 15, 2004. Proceeds from the sale were used to repay certain debt and accrued interest and to settle related interest rate swaps.

(10)           Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”).

(11)           EBITDA, a measure used by management to measure performance, is defined as income (loss) from continuing operations, plus interest expense, net of interest income, income tax (expense) benefit, depreciation, depletion and amortization, and amortization of coal supply agreements. Our management believes EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

Additionally, EBITDA is not intended to be a measure of cash flow available for management’s discretionary use, as it does not reflect certain cash requirements such as interest payments, tax payments and debt service requirements. The amounts shown for EBITDA as presented herein differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance”.

EBITDA is calculated and reconciled to income (loss) from continuing operations in the table below.

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2004	2004	2003	2002	2001
	(in millions)
Income (loss) from continuing operations	$91.1	$14.1	$(90.6)	$26.0	$25.1	$16.1
Interest expense	59.5	26.7	18.0	46.9	48.9	52.5
Interest income	(1.1)	(0.6)	(1.3)	(3.2)	(12.3)	(6.8)
Income tax expense (benefit)	46.4	13.6	(51.8)	(0.2)	13.1	3.9
Depreciation, depletion and amortization	211.2	84.8	61.2	99.8	91.6	83.8
Amortization of coal supply agreements	(84.9)	(67.2)	8.8	17.9	17.5	16.9
EBITDA	$322.2	$71.4	$(55.7)	$187.2	$183.9	$166.4

(12)           Income (loss) from continuing operations and EBITDA, as defined above, were impacted by the following non-cash charges (income):

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2004	2004	2003	2002	2001
	(in millions)
Interest rate swaps(a)	$—	$(0.5)	$43.1	$—	$—	$—
Early debt extinguishment costs	—	—	21.7	—	—	—
Accretion on asset retirement obligations/ reclamation expense	8.5	3.3	4.0	7.0	5.5	5.1
Write-down of long-lived asset	1.6	—	—	—	—	—
Asset impairment charges	—	—	—	—	7.0	16.6
Amortization included in employee benefits expenses(b)	—	—	10.3	11.4	6.1	2.9
Minority interest	—	—	—	—	—	(15.0)
Profit in inventory(c)	—	3.8	—	—	—	—
Overburden removal included in depreciation, depletion and amortization(d)	(22.6)	(15.3)	—	—	—	—
Stock based compensation expense(e)	1.5	—	—	—	—	—

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

(e)                Represents an accrual for compensation expense attributable to restricted stock performance units and restricted stock awarded to certain directors.

(13)           Income (loss) from continuing operations and EBITDA, as defined above, were also impacted by the following unusual (income) expense:

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2005	2004	2004	2003	2002	2001
	(in millions)
Litigation/ arbitration/ contract settlements, net(a)	$—	$—	$28.9	$(41.9)	$(24.3)	$1.0
Transactions bonus(b)	—	—	1.8	—	—	—
Long-term incentive plan expense(c)	—	—	2.4	3.9	1.0	1.5
Insurance recoveries	—	—	—	—	—	(31.2)
Terminated royalty agreement	—	—	—	—	—	(11.5)
Gain on asset sales and sale of affiliates	—	—	(1.0)	(4.8)	(3.4)	(3.8)
Other(d)	—	3.8	—	—	—	(2.6)

(a)                Represents arbitration awards and litigation settlements, net of related legal and tax fees. Legal and tax fees associated with these settlements were $0.5 million in the seven months ended July 29, 2004, $1.6 million in 2003, $6.8 million in 2002, and $1.0 million in 2001.

(b)               Represents the cost of a one-time bonus awarded to certain employees in connection with the Acquisition.

(c)                Represents the cost of a long-term incentive plan instituted by the Predecessor in 2001 that was terminated prior to closing as required by the change in control provisions in the plan agreement. We have implemented a management equity program that will not result in a cash cost to us.

(d)               Represents a $1.8 million bonus paid to senior management related to the IPO and a $2.0 million sponsor monitoring fee recorded by the Successor. This latter item was terminated in connection with the IPO. Represents $2.6 million from management services provided to an affiliate of RAG Coal International AG in 2001 by the Predecessor.

(14)           Represents the estimated impact on EBITDA of the temporary idling of our Cumberland mine in the first half of 2004 as a result of a revised interpretation of mine ventilation laws by MSHA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(15)           For purposes of this computation, “earnings” consist of pre-tax income from continuing operations (excluding minority interest and equity in earnings of affiliates) plus fixed charges. “Fixed charges” consist of interest expense on all indebtedness plus amortization of deferred costs of financing and the interest component of lease rental expense. Earnings were insufficient to cover fixed charges of $142.4 million for the seven months ended July 29, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our primary product is steam coal, sold primarily to electric power generators located in the United States. Approximately 9% and 8%, respectively, of our 2005 coal sales revenues and our pro forma 2004 coal sales revenues were made from the sale of metallurgical coal to the domestic and export metallurgical coal markets where it is used to make coke for steel production.

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

From July 1, 1999 through July 29, 2004, we were a stand-alone wholly owned subsidiary of RAG Coal International AG (“RAG”) headquartered in Essen, Germany. In October 2003, RAG announced its intention to divest its international mining subsidiaries. In addition to RAG American Coal Holding, Inc., these international mining subsidiaries consisted of operations in Australia and Venezuela. On February 29, 2004, RAG announced the sale of four of our subsidiaries, collectively known as the RAG Colorado Business Unit, to a third party. The subsidiaries comprising the RAG Colorado Business Unit owned an underground longwall mine located in Routt County, Colorado, an idled underground longwall mine located in Moffat County, Colorado and surface lands located in northwest Colorado and southern Wyoming. The transaction closed on April 15, 2004. In the financial statements of the Predecessor for the period from January 1, 2004 through July 29, 2004 and for the twelve months ended December 31, 2003, the RAG Colorado Business Unit was classified as a discontinued operation.

On May 24, 2004, RAG entered into a definitive agreement with Foundation Coal Corporation, which was owned by affiliates of First Reserve, Blackstone and AMCI, to sell all of its operations except the Colorado Business Unit which was sold on April 15, 2004. The Acquisition closed on July 30, 2004.

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

The following provides a description of the basis of presentation during all periods presented:

Successor—Represents the consolidated financial position of Foundation Coal Holdings, Inc. as of December 31, 2005 and 2004 and our consolidated results of operations and cash flows for the twelve months ended December 31, 2005 and for the period from February 9 through December 31, 2004. Foundation Coal Holdings, Inc. had no significant activities until the acquisition of RAG American Coal Holding, Inc. on July 30, 2004. Hereinafter, the period from February 9 through December 31, 2004 is referred to as the “five month operating period ended December 31, 2004.” Our consolidated financial position at December 31, 2005 and our consolidated results of operations for the twelve months then ended reflect the final purchase price allocation based on appraisals prepared by independent valuation specialists, employee benefit valuations prepared by independent actuaries and other internal analysis. Deferred income taxes have been provided in the consolidated balance sheet based on the tax versus book basis of the assets acquired and liabilities assumed. During the twelve months ended December 31, 2005, we completed the purchase price allocation, and recorded final purchase accounting adjustments that reduced the fair value of the total assets acquired by approximately $105.9 million, or approximately 5%, of the preliminary value assigned to the assets acquired. The most significant component of this decrease related to a revision in deferred income tax liabilities associated with projected post-retirement benefit obligations resulting from changes in the assumptions regarding the impact on these obligations of the Medicare Part D prescription drug benefits. The reduction in deferred income tax liabilities resulted in corresponding changes to the values assigned to owned and leased mineral rights and coal supply agreements. The preliminary valuation of deferred income taxes assumed that Medicare Part D would be coordinated with the Company’s health care plans. Additional information obtained and analysis performed prior to the finalization of purchase accounting caused this assumption to change to an expectation that the Company will utilize the income tax free subsidy offered under Medicare Part D. Our consolidated financial position at December 31, 2004 reflected our preliminary estimates of purchase price allocation before the final purchase accounting adjustments described above. The application of purchase accounting to the acquired assets of RAG American Coal Holding, Inc. resulted in increases to owned and leased mineral rights, surface lands, coal inventories, and the asset arising from recognition of asset retirement obligations. It resulted in decreases to plant and equipment and current deferred taxes. In addition, the historical cost assigned to deferred overburden in the acquired asset balance sheet was eliminated. The values assigned to uncovered and partially covered coal lands considered the stage of the mining process in which these two groups of coal lands were at the acquisition date. The application of purchase accounting to the acquired liabilities of RAG American Coal Holding, Inc. resulted in increases to postretirement health care obligations, pension obligations, black lung obligations, asset retirement obligations and noncurrent deferred taxes. Separate assets or liabilities were established to reflect the valuation of above or below market coal supply agreements in relation to market price curves. With regard to consolidated results of operations for the five month operating period ended December 31, 2004 and the twelve months ended December 31, 2005, the principal effects of the application of purchase accounting, in comparison to reporting for historical periods, were to decrease the cost of coal sold due to lower expenses for postretirement health care and pensions, to decrease the cost of coal sold for net deferrals of deferred overburden costs, to decrease net amortization expense for coal supply agreements which is now a credit because our contracts at acquisition represented a net liability and to increase the cost of depletion expense for owned and leased mineral rights. During the five month operating period ended December 31, 2004, cost of coal sold was increased for the increase in value of coal inventories from cost to market at the acquisition date.

Predecessor—Represents the consolidated financial position, results of operations and cash flows for RAG American Coal Holding, Inc. for the twelve months ended December 31, 2003, and for the period from January 1, 2004 through July 29, 2004, respectively. These consolidated financial statements are based on the historical assets, liabilities, sales and expenses of the Predecessor for these periods.

Combined pro forma—To facilitate trend analysis, in management’s discussion and analysis for period from January 1, 2004 through July 29, 2004 compared to the twelve months ended December 31, 2003 for RAG American Coal Holding, Inc. plus comments and comparisons to the five month operating period ended December 31, 2004 for Foundation Coal Holdings, Inc., we discuss “combined pro forma” results. Combined pro forma amounts are determined by adding the historical amounts of the Predecessor for the period from January 1, 2004 through July 29, 2004 with the corresponding amounts of the Successor for the five month operating period ended December 31, 2004. Combined pro forma amounts are not recognized measures under GAAP and do not purport to be alternatives to GAAP operating measures. Combined pro forma amounts are not indicative of the operating results of Foundation Coal Holdings, Inc. because of the significant difference in basis between the Successor and Predecessor caused by the acquisition on July 30, 2004 and its impact on income from operations. Management believes that the discussion of combined pro forma operating results is important to the readers of the financial statements to understand key operating trends over the normal operating cycle years 2004 and 2003.

Pro forma—To facilitate comparisons between the twelve months ended 2005 and 2004 in management’s discussion and analysis, we discuss “pro forma” results for the twelve months ended December 31, 2004. The pro forma results present the twelve months ended December 31, 2004 as if

Foundation Coal Holdings, Inc.: (a) acquired RAG American Coal Holding, Inc. on January 1, 2004; (b) completed the Initial Public Offering on January 1, 2004; (c) transacted the sale of the RAG Colorado Business Unit; and (d) associated repayment of Predecessor bank debt and settlement of Predecessor interest rate swaps on December 31, 2003. Pro forma amounts are not recognized measures under GAAP and do not purport to be alternatives to GAAP operating measures. Management believes that the discussion of pro forma operating results is important to the readers of the financial statements to understand key operating trends in comparing the twelve months ended December 31, 2005 to the twelve months ended December 31, 2004. In the following sections, tables present results of operations for the Successor for the twelve months ended December 31, 2005, in comparisons to unaudited results of operations for the Predecessor on a pro forma basis as described above for the twelve months ended December 31, 2004.

Twelve months ended December 31, 2005—Successor compared to period from January 1, 2004 through July 29, 2004—Predecessor and period from February 9, 2004 (date of formation) through December 31, 2004 (five month operating period)—Successor

As previously described there are significant differences in the basis of financial reporting between the Successor and Predecessor periods as a result of the purchase of RAG American Coal Holding, Inc. by Foundation Coal Corporation on July 30, 2004, and the resultant application of purchase accounting to the assets and liabilities acquired. The Successor reported income from continuing operations of $91.1 million and $14.1 million, respectively, for the twelve months ended December 31, 2005 and for the five month operating period ended December 31, 2004, whereas the Predecessor reported a loss from continuing operations of $90.6 million for the period from January 1, 2004 through July 29, 2004.

During the period from January 1, 2004 through July 29, 2004 the Predecessor incurred approximately $27.4 million, net of income taxes, of non-cash charges related to termination of hedge accounting for interest rate swaps, partly offset by a net mark-to-market gain on the interest rate swaps. The Predecessor also incurred charges for early extinguishment of debt of $13.8 million, net of income taxes, and a coal contract settlement of $16.5 million, net of income taxes. These one-time charges total $57.7 million, net of income taxes. These charges in combination with below normal coal production from our Northern Appalachia mines were the primary reason for the significant loss from continuing operations.

During the twelve months ended December 31, 2005, the Successor achieved stronger production and tons sold, enjoyed significantly higher per ton sales realizations and received the benefit of a net credit from amortization of coal supply agreements, reflecting amortization of a liability established for below market contracts in purchase accounting. Period-over-period increases in cost of coal sales, selling, general and administrative expenses and depreciation, depletion and amortization were more than absorbed by higher coal sales revenues. The operating trends discussed in the following section, Historical twelve months ended December 31, 2005 compared to pro forma twelve months ended December 31, 2004, also apply to comparisons of the two Successor periods and the Predecessor period from January 1, 2004 through July 29, 2004.

Historical and Pro Forma
Consolidated Condensed Statements of Operations
(Dollars in millions, except per share)

	Successor		Predecessor	Pro Forma
		Five Month	Period From
	Twelve Months	Operating Period	January 1			Twelve Months
	Ended	Ended	Through			Ended
	December 31,	December 31,	July 29,			December 31,
	2005	2004	2004	Adjustments		2004
				(unaudited)		(unaudited)
Revenues	$1,316.9	$444.6	$551.0	$(0.9	)(a)	$994.7
Cost of coal sales	936.2	345.8	484.5	(31.3	)(b)	799.0
Selling, general & administrative expense	48.4	24.6	27.4	(4.6	)(c)	47.5
Accretion on asset retirement obligations	8.5	3.3	4.0	0.5	(d)	7.8
Write-down of long-lived asset	1.6	—	—	—		—
Depreciation, depletion & amortization	211.2	84.8	61.2	58.0	(e)	204.0
Amortization of coal supply agreements	(84.9)	(67.2)	8.8	(92.5	)(f)	(151.0)
Income (loss) from operations	195.9	53.3	(34.9)	69.0		87.4
Interest expense	(59.5)	(26.7)	(18.0)	(13.2	)(g)	(57.9)
Interest income	1.1	0.6	1.3	—		1.9
Loss on termination of hedge accounting for interest rate swaps	—	—	(48.9)	48.9	(h)	—
Loss on early debt extinguishment	—	—	(21.7)	21.7	(h)	—
Contract settlement	—	—	(26.0)	—		(26.0)
Mark-to-market gain (loss) on interest rate swaps	—	0.5	5.8	(5.8	)(h)	0.5
Income (loss) before income taxes	137.5	27.7	(142.4)	120.6		5.9
Income tax (expense) benefit	(46.4)	(13.6)	51.8	(41.5	)(i)	(3.3)
Income (loss) from continuing operations	91.1	14.1	(90.6)	79.1		2.6
Income from discontinued operations, net of income tax expense	—	—	23.1	(23.1	)(h)	—
Net income (loss)	$91.1	$14.1	$(67.5)	$56.0		$2.6

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

(d)          Reflects accretion expense on the additional asset retirement obligations recognized in purchase accounting.

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

(i)             Represents the estimated income tax effect of the pro forma adjustments.

Historical twelve months ended December 31, 2005 compared to pro forma twelve months ended December 31, 2004

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Successor	Pro Forma
	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2005	2004	Amount	Percent
		(unaudited)
	(in millions, except per ton data)
Coal sales	$1,292.4	$980.9	$311.5	32%
Other revenue	24.5	13.8	10.7	78%
Total revenues	$1,316.9	$994.7	$322.2	32%
Tons sold	68.8	63.5	5.3	8%
Coal sales realization per ton sold	$18.79	$15.47	$3.32	22%

Coal sales revenues for the twelve months ended December 31, 2005 increased by 32% compared to the pro forma coal sales revenues for the twelve months ended December 31, 2004 as a result of an 8% increase in tons sold and a 22% increase in average coal sales realization per ton.

Coal sales volumes in Northern Appalachia increased by 3.0 million tons (28%) as a result of increased shipments from both the Emerald (1.2 million tons) and Cumberland (1.8 million tons) mines. Combined production from the two mines and from Cumberland alone set annual records. Coal sales volumes in Northern Appalachia during 2004 were decreased by interruptions to operations caused by: (a) the idling of the Cumberland Mine longwall for approximately eleven weeks as explained below, (b) an extended duration longwall move at the Emerald Mine during the first quarter of 2004, and (c) adverse mining conditions at Emerald during the third quarter of 2004. Including the extended duration longwall move mentioned above, Emerald had two longwall moves in 2004 compared with only one in 2005. Cumberland had one longwall move in each year. From February 17 through May 7, 2004, the longwall mining equipment at the Cumberland Mine was idled due to alleged violations resulting from a revised interpretation of regulations issued by MSHA regarding the ventilation system at the Mine. In response, we revised the ventilation system to minimize any future business disruption and on May 7, 2004 we resumed longwall operations at the Cumberland Mine. There were no interruptions of production due to ventilation issues during 2005.

Coal sales volumes in Central Appalachia increased by 1.0 million tons (13%) due to increased sales of purchased coal in 2005 plus higher production at the Kingston and Pioneer/Pax mines, which was partly offset by lower production from the Laurel Creek complex. Production capacity at Kingston was expanded in early 2005 by the addition of a continuous miner unit. Production from the Pioneer/Pax surface mine complex increased in comparison to 2004 as the closure of the Simmons Fork Mine was more than offset by production from the developing Pax Mine. The Pax Mine produced 0.6 million tons during 2005. When fully developed in 2006, it is expected to produce approximately one million tons of coal per year. Coal sales volumes in the Powder River Basin increased by 1.9 million tons (5%), to an annual record level of 43.6 million tons. A higher level of committed sales was partly offset by worse than expected levels of rail service brought on by unusually inclement weather during May and resultant repairs to the rail lines, particularly the UP/BNSF joint line south of Gillette. During the second half of 2005, our Powder River Basin mines shipped at an annualized rate of 45.4 million tons, approximately equal to our expected total year 2005 shipments prior to the disruptions to rail service. Coal sales volumes from the Illinois Basin increased by 0.1 million tons (5%) reflecting shipments made to fulfill new contract obligations. Purchased coal activities by our trading group decreased by approximately 0.7 million tons compared to the prior year due to the timing of purchased coal transactions.

Coal sales realization per ton sold in Northern and Central Appalachia increased by 31% and 29%, respectively, in 2005 due to substitution of higher priced contracts, which took effect in late 2004 and during 2005, for lower priced contracts that rolled off. An additional factor in Northern Appalachia was higher coal quality premiums for sulfur content as a result of record prices for sulfur dioxide allowances and lower sulfur content of shipped coal. In the Powder River Basin, coal sales realizations per ton declined by 2% due to the expiration at the end of 2004 of higher priced contracts signed during the 2001 market increase, partly offset by higher sulfur premiums. The weighted average coal sales realization per ton sold of $18.79 for 2005 also benefited from a larger proportion of higher priced Northern Appalachia and Central Appalachia tons sold relative to the lower priced tons from the Powder River Basin.

As of January 24, 2006, uncommitted and unpriced tonnage was 4%, 25%, 50% and 63% of planned production in 2006, 2007, 2008 and 2009, respectively. Eastern coals account for the majority of uncommitted tonnage, representing 12%, 36%, 62% and 87% of the Company’s planned eastern production, remains uncommitted and unpriced in 2006, 2007, 2008 and 2009, respectively.

In 2006 through 2009, Foundation Coal expects coal production within the following ranges:

Expected Coal Production (Millions of Tons)

	2006	2007	2008	2009
East	21.5—23.5	21.5—23.5	21.5—23.5	21.5—23.5
West	49.0—51.0	49.0—51.0	54.0—56.0	54.0—56.0
Total Consolidated	70.5—74.5	70.5—74.5	75.5—79.5	75.5—79.5

Based on its committed and priced planned production as of January 24, 2006, the Company expects its committed and priced production from its Eastern mines, encompassing Northern Appalachia, Central Appalachia and the Illinois Basin, to realize in the range of $40.20 to $40.60 per ton in 2006. The Company also expects its committed and priced production from the Powder River Basin to realize in the range of $8.05 to $8.25 per ton in 2006. These ranges of expected per ton average realizations include forecast sulfur dioxide and btu premiums based on contract terms, projected coal qualities and historical realized premiums. The above tonnages and expected per ton average realizations exclude coal that may be purchased and resold during 2006.

Other revenues for the twelve months ended December 31, 2005 increased by $10.7 million compared to the pro forma other revenues for the twelve months ended December 31, 2004. The increase was partly due to charges totaling $8.4 million during the 2004 period for settlement of future coal sales commitments compared to $3.6 million of such charges in 2005, combined with higher revenues for synfuel fees ($3.0 million) and higher coal bed methane sales and coal bed methane royalties ($1.9 million) during the 2005 period.

Costs and Expenses

	Successor	Pro Forma
	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,	Increase (Decrease)
	2005	2004	Amount	Percent
		(unaudited)
	(in millions)
Cost of coal sales (excludes depreciation, depletion and amortization)	$936.2	$799.0	$137.2	17%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	48.4	47.5	0.9	2%
Accretion on asset retirement obligations	8.5	7.8	0.7	9%
Write-down of long-lived asset	1.6	—	1.6	Not measured
Depreciation, depletion and amortization	211.2	204.0	7.2	4%
Amortization of coal supply agreements	(84.9)	(151.0)	66.1	44%
Total costs and expenses	$1,121.0	$907.3	$213.7	24%

Cost of coal sales.   The cost of coal sales for the twelve months ended December 31, 2005 increased from the pro forma cost of coal sales for the twelve months ended December 31, 2004 primarily due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($38.0 million); (b) increases in many categories of materials and services as a result of significantly higher commodity prices particularly for steel products and diesel fuel ($86.0 million); and (c) increases in royalties and coal production taxes as a result of higher revenues ($17.8 million) partly offset by reduced purchased coal costs ($4.9 million). Cost of coal sales per ton were $13.61 for the twelve months ended December 31, 2005 compared to a pro forma figure of $12.51 for the twelve months ended December 31, 2004, an increase of 9%.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the twelve months ended December 31, 2005 totaled $48.4 million compared to pro forma expense of $47.5 million for the twelve months ended December 31, 2004. Period-over-period increases in 2005 are primarily due to additional expenses incurred in the areas of: (a) directors and officers’ insurance premiums ($1.1 million); (b) audit fees, including Sarbanes Oxley 404 compliance ($2.9 million); (c) information technology costs ($0.9 million); (d) salaries and cash incentive compensation ($1.7 million); (e) non-cash stock compensation expense ($0.7 million); and (f) office rent ($0.3 million); partly offset by lower legal fees ($1.6 million); reduced health care and pension costs ($2.3 million); reduced sales commissions ($0.8 million) and elimination of the sponsor monitoring fee in 2005 ($2.0 million).

Accretion on asset retirement obligation.   Accretion on asset retirement obligation is a component of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Higher accretion expense period-over-period is to be expected as the imputed interest factor is applied to an increasing obligation.

Depreciation, depletion and amortization.   Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. Expense increased in the twelve months ended December 31, 2005 compared to the pro forma expense for the year ended December 31, 2004 due to higher depreciation and amortization ($10.0 million) due to capital additions to plant & equipment during 2005 and higher production at the Northern Appalachia mines where longwall equipment is depreciated on a units of production basis partly offset by lower cost depletion ($2.8 million) resulting primarily from lower depletion during 2005 of the purchase accounting values assigned to the partially and fully uncovered coal at the Powder River Basin mines.

Coal supply agreement amortization.   Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the acquisition date. Amortization of the liability for below market priced coal supply agreements during the twelve months ended December 31, 2005 totaled $109.9 million of credit to expense. Amortization of the asset for above market priced coal supply agreements during the same period totaled $25.0 million of charges to expense. The decrease in the net credit for amortization of coal supply agreements compared to the pro forma amount for the twelve months ended December 31, 2004 is primarily due to reduced amortization of below market priced coal supply agreements due to the scheduled expiration of lower priced contracts, mainly in Northern and Central Appalachia.

Segment Analysis

	Successor	Pro Forma
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Increase (Decrease)
	2005	2004	Tons/$	Percent
		(unaudited)
	(in millions except per ton data)
Powder River Basin
Tons sold	43.6	41.7	1.9	5%
Average sales realization per ton	$7.47	$7.64	$(0.17)	(2)%
Revenues	$327.6	$320.0	$7.6	2%
Income from operations	$23.6	$5.8	$17.8	307%
Northern Appalachia
Tons sold	13.7	10.7	3.0	28%
Average sales realization per ton	$35.00	$26.74	$8.26	31%
Revenues	$483.5	$288.6	$194.9	68%
Income from operations	$174.6	$89.5	$85.1	95%
Central Appalachia
Tons sold	8.9	7.9	1.0	13%
Average sales realization per ton	$45.37	$35.08	$10.29	29%
Revenues	$417.0	$281.1	$135.9	48%
Income from operations	$49.6	$45.7	$3.9	9%

Powder River Basin—Income from operations for the twelve months ended December 31, 2005 was $23.6 million compared to pro forma income from operations of $5.8 million for the twelve months ended December 31, 2004. The increase in operating income is primarily due to: (a) lower expense for amortization of coal supply agreements ($24.5 million), reflecting the expiration of several above market contracts at year end 2004; (b) higher revenues ($7.6 million), reflecting increased coal shipments and higher coal quality premiums partly offset by lower sales realizations per ton; and (c) lower DD&A expense ($8.4 million). The preceding positive influences on period-over-period operating income were partly offset by a 6.5% period-over-period increase in cost of coal sales ($21.2 million), mainly due to a combination of higher commodity driven materials and supply costs ($14.1 million), increased labor and employee benefit expenses ($4.1 million) and higher revenue driven production taxes and royalties ($2.5 million). These expense increases were due to a combination of higher tons sold and increased prices for labor, fringe benefits, materials and supplies and purchase coal.

Northern Appalachia—Income from operations for the twelve months ended December 31, 2005 was $174.6 million compared to pro forma income from operations of $89.5 million for the twelve months ended December 31, 2004. The significant improvement is primarily due to increased revenues of $194.9 million resulting from a 28% increase in tons sold and a 31% increase in average sales realization per ton. Production from the Cumberland Mine increased substantially during 2005. During the first half of 2004, Cumberland’s longwall was idle from February 17 to May 7 for reasons previously described. Production at Emerald also increased period-over-period due to one longwall move in 2005 compared to two longwall moves in 2004 and improved mining conditions in 2005. Higher revenues were partly offset by increases in labor and employee benefit expenses ($20.0 million), materials and supplies ($26.5 million), coal production taxes ($2.2 million), depreciation, depletion and amortization ($10.7 million), reduced credit for amortization of coal supply agreements ($49.0 million) and write-off of deferred longwall development costs ($1.6 million) in 2005. These expense increases were due to a combination of higher tons sold and increased prices for labor, fringe benefits, materials and supplies and purchase coal. Cost of coal sales per ton decreased approximately 6% period-over-period.

Central Appalachia—Income from operations for the twelve months ended December 31, 2005 was $49.6 million compared to pro forma operating income of $45.7 million for the twelve months ended December 31, 2004. Revenues increased by $135.9 million mainly due to a 13% increase in tons sold, driven by higher sales of purchased coal and increased production at the Kingston and Pax mines, and a 29% increase in average sales realizations per ton. Higher revenues were partly offset by increased expenses for: (a) labor and fringe benefits ($10.4 million); (b) materials and supplies, led by increases for roof control materials and diesel fuel ($24.5 million); (c) purchased coal ($43.3 million); (d) royalties and severance taxes driven by higher sales revenues ($8.0 million); (e) depreciation, depletion and amortization ($4.2 million); and (f) amortization of coal supply agreements, representing a smaller net credit due to the expiration of lower priced sales contracts valued in the purchase accounting ($40.0 million), and increased other expenses ($1.5 million). Cost of coal sales in both periods included charges of approximately $1.5 million each year for litigation settlements. These expense increases were due to a combination of higher tons sold and increased prices for labor, fringe benefits, materials and supplies and purchase coal. Cost of coal sales per ton increased approximately 22% period-over-period.

Interest Expense, Net

	Successor	Pro Forma
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Increase (Decrease)
	2005	2004	Amount	Percent
		(unaudited)
	(in millions)
Interest expense—debt related	$(44.5)	$(41.0)	$3.5	9%
Interest expense—amortization of deferred financing fees	(4.8)	(6.4)	(1.6)	(25)%
Interest expense—surety bond and letter of credit fees	(10.2)	(10.5)	(0.3)	(3)%
Interest income	1.1	1.9	0.8	42%
Interest expense, net	$(58.4)	$(56.0)	$2.4	4%

Debt related interest expense for the twelve months ended December 31, 2005 was higher than the pro forma debt related interest expense for twelve months ended December 31, 2004 due to: (a) an approximately 130 basis point increase in the interest rate on variable rate debt; (b) imputed interest charges that began in the second half of 2004; and (c) greater utilization of the revolving credit agreement. These factors were partly offset by the impact of repaying approximately $38 million of variable rate debt from cash on hand at December 31, 2004 and an additional $50 million from cash on hand during 2005. The remaining portion of the $135 million of total prepayments since July 30, 2004 was funded by proceeds from the Initial Public Offering (“IPO”) and has been considered in calculating the pro forma interest expense for the twelve months ended December 30, 2004. Pro forma amortization of deferred financing fees for the twelve months ended December 30, 2004 includes $3.0 million of accelerated amortization from the repayment of variable rate debt with IPO proceeds and cash on hand at year end 2004; there is $1.6 million of accelerated amortization from repayment of variable rate debt in the year ended December 31, 2005. The decrease in surety bond and letter of credit fees during 2005 is due to reductions in the amounts of these financial assurance instruments compared to the period immediately following the purchase of RAG American Coal Holding, Inc. The reduction in interest income between the years is primarily due to lower cash balances available for investment in 2005.

Income Tax (Expense)

	Successor	Pro Forma
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Increase (Decrease)
	2005	2004	Amount	Percent
		(unaudited)
	(in millions)
Income tax (expense)	$(46.5)	$(3.3)	$43.2	1,309%

For the twelve months ended December 31, 2005, income taxes are provided at an effective rate of 34.3%. Current tax expense, which represents taxes currently payable on operations, was approximately 14.3% of pre-tax income. We provided a full valuation allowance against deferred tax assets attributable to alternative minimum tax credits in both years. For the twelve months ended December 31, 2004, income tax benefit on the pro forma net loss for the period from January 1, 2004 through July 29, 2004 was provided at 48.4%, the same effective rate used to provide taxes on the Successor’s pre-tax income for the five month operating period ended December 31, 2004.

Period from January 1, 2004 through July 29, 2004 compared to the twelve months ended December 31, 2003 for RAG American Coal Holding, Inc. plus comments and comparisons to the five month operating period ended December 31, 2004 for Foundation Coal Holdings, Inc.

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Successor	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(in millions, except per ton data)
Coal sales	$436.0	$544.9	$976.0
Other revenues	8.6	6.1	18.3
Total revenues	$444.6	$551.0	$994.3
Tons sold	27.6	35.9	67.2
Coal sales realization per ton sold	$15.80	$15.18	$14.52

Coal sales volumes and coal sales revenues reported for the period from January 1, 2004 through July 29, 2004 and the five month operating period ended December 31, 2004 are reported on a comparable basis, and represent, in combination, the pro forma results for the year ended December 31, 2004. On a combined pro forma basis, tons sold and coal sales revenues for 2004 were 63.5 million tons and $980.9 million, respectively, compared with 67.2 million tons and $976.0 million in the twelve months ended December 31, 2003. The decrease in tons sold in 2004 as compared to 2003 is primarily due to lower production and sales from the Cumberland and Emerald mines in Northern Appalachia. From February 17 through May 7, the longwall mining equipment at the Cumberland mine was idled due to alleged violations resulting from a revised interpretation of regulations issued by MSHA regarding the ventilation system in the mine. In response, we revised the ventilation system to minimize any future business disruption, and on May 7, 2004, we resumed longwall operations at the Cumberland mine. Mainly as a result of the idle period for its longwall coupled with reduced shipments due to high water conditions from the hurricanes in September and October 2004, Cumberland’s tons sold and coal sales revenues were 1.2 million tons and $28.7 million, respectively, lower in 2004 compared to the corresponding period of 2003. Emerald sold 1.3 million tons less in 2004 compared to the corresponding period of 2003 primarily due to mining delays attributable to adverse geological problems consisting of sandstone intrusions from the roof into the coal seam in the longwall panel mined during the period February through October 2004, which slowed mining by forcing the machinery to cut harder material and causing less stable roof conditions. While Emerald achieved record production in the month of December 2004, shipments for that month did not keep pace with production due to constrained rail capacity. The coal sales revenue effect of these lower 2004 shipments from Emerald were partly offset by increased average realizations per ton.

The Powder River Basin and Central Appalachia also had reduced combined pro forma tons sold in 2004 compared with 2003 totaling 1.2 million tons. In Central Appalachia, the Pioneer mine complex produced and sold less tons as the Simmons Fork surface mine completed mining and began the transition to the Pax surface mine. In the Powder River Basin, Eagle Butte produced and sold less tons due to a combination of poor rail service and limited attractively priced short term sales opportunities. Combined pro forma 2004 coal sales revenues in both the Powder River Basin and Central Appalachia increased from 2003 as higher average realizations more than offset the lower tons sold.

Total combined pro forma coal sales revenues increased 0.5% period-over-period due to a 6.5% increase in average realizations from improved pricing in all regions in which the Company operates. The increase was largely offset by a 5.5% decrease in tons sold, largely as a result of reduced production from our Northern Appalachia longwall mines as described above.

Other revenues reported for the period from January 1, 2004 through July 29, 2004 and the five month operating period ended December 31, 2004 were reported on a comparable basis, and represent, in combination, the combined pro forma results for the twelve months ended December 31, 2004. On a combined pro forma basis, other revenues in 2004 are $3.7 million less than 2003. An additional $3.7 million of losses on settlement of coal sales contracts and $4.2 million less from gains on asset sales in 2004 plus a $1.4 million gain from settlement of an asset retirement obligation in 2003 were partly offset by increased 2004 synfuel fees of $2.7 million and increased 2004 coalbed methane revenues of $3.9 million.

Costs and Expenses

	Successor	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(in millions)
Cost of coal sales (excludes depreciation, depletion and amortization)	$345.8	$484.5	$798.3
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	24.6	27.4	45.3
Accretion on asset retirement obligations	3.3	4.0	7.0
Depreciation, depletion and amortization	84.8	61.2	99.8
Amortization of coal supply agreements	(67.2)	8.8	17.9
Total costs and expenses	$391.3	$585.9	$968.3

Cost of coal sales.   The cost of coal sales for the five month operating period ended December 31, 2004 (which represents operations from July 30 through December 31, 2004) included approximately $15.3 million less in deferred overburden charges and $8.8 million less in postretirement medical, pension and black lung benefit expenses as a result of purchase accounting compared with a comparable length period of the Predecessor. In purchase accounting, the fair value of partially and fully uncovered coal included consideration of the effort spent prior to the purchase date to remove overburden and get the coal to its partially or fully uncovered state. Therefore, the fair value assigned to partially and fully uncovered coal reserves was higher than that assigned to other coal reserves. Depletion of coal reserves, including the incremental fair value related to preacquisition overburden removal efforts, is included in depreciation, depletion and amortization. Subsequent to the acquisition date, the costs associated with removal of overburden to uncover coal reserves is inventoried as work-in-process until the related coal is mined and the inventoried cost charged to cost of coal sales when the coal is sold. Until coal valued as partially or fully uncovered at the acquisition date is fully depleted, depreciation, depletion and amortization will include the value of overburden removal performed prior to the acquisition date which if incurred subsequent to the acquisition date would have been included in cost of coal sales. As a result of revaluing pension and post-employment benefit liabilities at the acquisition date under purchase accounting, unamortized actuarial losses which were being amortized in expense by the Predecessor were eliminated. As a result, pension and post retirement benefit costs of the Successor are expected to be lower than that of the Predecessor. Cost of coal sales for the five month operating period ended December 31, 2004 also included approximately $3.8 million of additional charges from sale of inventories revalued to market in purchase accounting than for a comparable length period of the Predecessor. These effects from the application of purchase accounting to the Successor basis of reporting cost of coal sales net to $20.3 million of reduced expense. Otherwise, the cost of coal sales are reported on a comparable basis for the period from January 1, 2004 through July 29, 2004 and for the five month operating period ended December 31, 2004. The combined pro forma 2004 cost of coal sales was $830.3 million compared to $798.4 million in 2003.

This increase is the net impact of the $15.3 million less in deferred overburden charges as a result of purchase accounting, the elimination of $8.8 million in amortization of actuarial losses in pension and post retirement medical expenses, the additional cost of sales of $3.8 million relating to inventory revalued at the acquisition date and an increase of $52.2 million, or 6.5%, mainly due to higher mine operating costs in the areas of retiree health care, workers’ compensation, repairs and maintenance, mine operating supplies, wages, salaries, contract labor and coal trucking, along with increased costs for purchased coal. The increased costs of mine operating supplies and repair and maintenance parts is largely attributable to commodity price increases, particularly for steel products and diesel fuel.

Selling, general and administrative expenses.   Selling, general and administrative expenses for the period from January 1, 2004 through July 29, 2004 included $1.8 million in bonus expenses related to the sale of RAG American Coal Holding, Inc. The five month operating period ended December 31, 2004 included $1.7 million of bonus expenses paid to senior management related to the IPO, $2.0 million of sponsor monitoring fees, and $1.3 million of expenses arising from adjustment of the incurred-but-not-reported (IBNR) medical benefits liability. Combined pro forma selling, general and administrative expenses for 2004 were $52.1 million compared to $45.3 million for the Predecessor in 2003. The increase is primarily due to the IPO and acquisition related costs discussed above. Increases in compensation, employee relocation expenses and professional service fees in the combined pro forma 2004 period are offset by lower sales commissions and reduced consulting expenses compared to 2003.

Accretion on asset retirement obligation.   Accretion on asset retirement obligation is a component of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. We adopted SFAS No. 143, effective January 1, 2003. The impact of adopting SFAS No. 143 is discussed below. Application of purchase accounting increased accretion of asset retirement obligations by approximately $0.4 million in the five month operating period ended December 31, 2004, compared with a comparable length period of the Predecessor. Combined pro forma accretion in asset retirement obligation for 2004 was $7.3 million compared with $7.0 million for the Predecessor for 2003.

Depreciation, depletion and amortization.   In comparison to historical reporting of the Predecessor, depreciation, depletion and amortization for the five month operating period ended December 31, 2004 reflects increased cost depletion of owned and leased mineral rights as a result of the purchase accounting in which higher values have been assigned to owned and leased mineral rights. In purchase accounting, the fair value of partially and fully uncovered coal included consideration of the effort spent prior to the purchase date to remove overburden and get the coal to its partially or fully uncovered state. Therefore, the fair value assigned to partially and fully uncovered coal reserves was higher than that assigned to other coal reserves. Depletion of coal reserves, including the incremental fair value related to pre-acquisition overburden removal efforts, is included in depreciation, depletion and amortization. Subsequent to the acquisition date, the costs associated with removal of overburden to uncover coal reserves is inventoried as work-in-progress until the related coal is mined and the inventoried cost is charged to cost of coal sales when the coal is sold. Until coal valued as partially or fully uncovered at the acquisition date is fully depleted, depreciation, depletion and amortization will include the value of overburden removal performed prior to the acquisition date; overburden removal, if incurred subsequent to the acquisition date, would have been included in cost of coal sales. Cost depletion for the five month operating period includes $23.5 million related to the production of fully and partially uncovered coal which received a higher value than other owned and leased mineral rights at the acquisition date. Absent this application of purchase accounting the amortization of costs associated with fully and partially uncovered coal would have been included in and increased the cost of coal sales. Combined pro forma depreciation, depletion and amortization for 2004 was $146.0 million compared with $99.8 million for the Predecessor in 2003. The increase is the result of the higher basis in assets subject to depreciation, depletion and amortization. The higher basis assets are primarily coal reserves recorded at fair value at the acquisition date. The Successor expects that depreciation, depletion and amortization in future years will continue to be higher than that of the Predecessor due to the higher asset bases.

Coal supply agreement amortization.   Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the acquisition date. Amortization of the liability for below market priced coal supply agreements during the five month operating period ended December 31, 2004 totaled $88.2 million of credit to expense. Amortization of the asset for above market priced coal supply agreements during the same period totaled $21.0 million of charges to expense. Coal supply agreement amortization of the Predecessor was only related to above market coal supply agreements in existence at the time of the acquisition of certain mining properties in 1999.

Segment Analysis

Powder River Basin—Income from operations for the period from January 1, 2004 through July 29, 2004 was $30.7 million. Income from operations for the five month operating period ended December 31, 2004 was $3.5 million, and was reduced by approximately $20 million from the application of purchase accounting. The application of purchase accounting resulted in higher cost depletion and amortization of coal supply agreements partially offset by a reduction in cost of coal sales arising from the deferral of overburden removal costs. Combined pro forma income from operations for the Powder River Basin for 2004 was $34.2 million compared to $47.7 million for the Predecessor in 2003. This decrease is due to the net of the impact of purchase accounting previously discussed and higher average sales realizations, partly offset by lower tons sold and increases in mine operating expenses.

Northern Appalachia—Losses from operations for the period from January 1, 2004 through July 29, 2004 were $10.4 million primarily due to the previously described idling of the longwall at the Cumberland mine from February 17 through May 7, 2004. Income from operations for the five month operating period ended December 31, 2004, was $49.4 million which benefited by approximately $38 million from the application of purchase accounting. This benefit was primarily from amortization of a liability established for below term market priced coal supply agreements, which is reported as a credit in amortization of coal supply agreements, partly offset by increased cost depletion and additional cost of coal sales from recording coal inventories at fair value at the acquisition date. Combined pro forma income from operations for Northern Appalachia for 2004 was $39.1 million compared to $29.0 million for the Predecessor in 2003. The net impact of the effects of purchase accounting, the idle period for the Cumberland longwall and lower production from Emerald as a result of longwall mining delays from periodic adverse geological problems encountered in mining the first longwall panel of a new mining district between February and October 2004 account for this change. Though it is uncertain, we expect to encounter similar geological conditions in future panels to be mined at Emerald. In response to these conditions, we have made changes to our equipment and operating plan at Emerald that we believe will mitigate the impact of these adverse geologic conditions.

Central Appalachia—Losses from operations for the period from January 1, 2004 through July 29, 2004 were $9.8 million primarily due to production shortfalls associated with adverse geological problems at the Kingston and Rockspring mines, the depletion of reserves at one of the Pioneer surface mines, significant increases in operating costs in the areas of health care, mine operating supplies, workers’ compensation, wages, salaries, contract labor, equipment repairs and maintenance and coal trucking coupled with litigation settlement charges of $2.7 million. Higher average sales realizations at all mines partly offset the reduced production and higher costs. Income from operations for the five month operating period ended December 31, 2004 was $21.8 million. Income for this five month operating period was benefited by approximately $22.0 million from the application of purchase accounting. This benefit from the application of purchase accounting was primarily from amortization of a liability established for below term market priced coal supply agreements which is reported as a credit in amortization of coal supply agreements, partly offset by higher cost depletion and additional cost of coal sales from recording coal inventories at fair value at the acquisition date. Combined pro forma income from operations for Central Appalachia for 2004 was $12.0 million compared to $5.7 million for the Predecessor in 2003. This change in income from operations was the net impact of the effects of purchase accounting combined with the same factors cited above for the period from January 1, 2004 through July 29, 2004.

Other Income (Loss)

	Successor	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(in millions)
Litigation settlements	$—	$—	$43.5
Contract settlement	—	(26.0)	—
Loss on termination of hedge accounting for interest rate swaps	—	(48.9)	—
Unrealized gain on interest rate swap	0.5	5.8	—
Early debt extinguishment costs	—	(21.7)	—

Litigation settlements.   In February 2003, we received a cash settlement from a litigation claim arising from inaccuracies in financial statements represented as correct by Cyprus Amax Minerals Company, in connection with the sale to RAG of Cyprus Amax Coal Company in June 1999.

Contract Settlement.   In July 2004, the Predecessor reached a settlement agreement with South Carolina Public Service Authority (“Santee Cooper”) in which Santee Cooper agreed to relinquish any claims under a guarantee in exchange for a multi-year coal supply agreement from our Pennsylvania operations at prices below then prevailing market prices for new contracts of similar duration. The guarantee related to a multi-year supply agreement between Santee Cooper and a former subsidiary that the Predecessor sold to Horizon NR LLC in 1998. The Predecessor recorded a non-cash charge of $26.0 million in the period from January 1, 2004 through July 29, 2004 based on the present value of the difference between the agreed upon contract prices and market prices for new contracts of similar duration.

Expense resulting from termination of hedge accounting for interest rate swaps and unrealized gain (loss) on interest rate swaps.   As a result of the execution of a definitive stock purchase agreement to sell the RAG Colorado Business Unit during the first quarter of 2004, it became probable that the Predecessor’s variable rate bank debt would be repaid early rather than held to maturity. Therefore, pay-fixed, receive-variable interest rate swaps that had previously been designated as a hedge against the variable interest payments on this debt no longer qualified for hedge accounting under SFAS No. 133 Accounting for Derivative Financial

Instruments and Hedging Activities (“SFAS No. 133”). The fair value of the interest rate swaps on the date it became probable that the future variable interest payments being hedged by the swap would no longer be made was charged to “Loss on termination of hedge accounting for interest rate swaps” with a corresponding gain reported in other comprehensive income. The amount of the mark-to-market change in the fair value of the interest rate swaps for the portion of the year following the determination that they did not qualify for hedge accounting was recorded as an unrealized gain. The interest rate swaps were settled when the variable rate bank debt was repaid on April 27, 2004.

On September 30, 2004, we entered into receive variable, pay fixed interest rate swap agreements on a notional amount of $85.0 million for three years. Under these swaps, we receive a variable rate of 3 month US dollar LIBOR and pay a fixed rate of 3.26%. For the five month operating period ended December 31, 2004, we recorded a gain on these swaps of $0.5 million. Upon completion of the effectiveness testing and related documentation, these interest rate swaps were designated as cash flow hedges of the variable interest payments due on $85.0 million of our variable rate debt through September 2007 under SFAS No. 133 at December 31, 2004.

Early debt extinguishment costs.   In July 2004, the Predecessor incurred cash prepayment penalties of $21.7 million in connection with prepayment of substantially all remaining long-term indebtedness as required under the terms of the stock purchase agreement between Foundation Coal Corporation and RAG Coal International AG.

Interest Expense, Net

	Successor	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(in millions)
Interest expense	$(26.7)	$(18.0)	$(46.9)
Interest income	0.6	1.3	3.2
Interest expense, net	$(26.1)	$(16.7)	$(43.7)

In addition to the abbreviated length of the period from January 1, 2004 through July 29, 2004, the decline in net interest expense between the two Predecessor periods was a result of lower outstanding bank debt levels in 2004 due to repayment of two bank term loans in April of 2004. The interest expense for the Successor period reflects approximately five months of interest expense on the $470.0 million senior secured term loan B and the $300.0 million senior unsecured 10-year 7.25% Senior Notes, $4.4 million of non-cash amortization of deferred financing costs and $4.4 million of surety bond and letter of credit fees. We incurred this indebtedness to purchase RAG American Coal Holding, Inc. and subsidiaries.

Income Tax (Expense) Benefit

	Successor	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(in millions)
Income tax (expense) benefit	$(13.6)	$51.8	$0.2

In the period from January 1, 2004 through July 29, 2004, a deferred income tax benefit was recognized at a blended federal and state income tax rate of 36%, and substantially all of the net operating losses carryforwards were realized as a result of the Acquisition. The valuation allowance of $4.6 million previously established against the deferred tax assets associated with certain net operating loss carryforwards was released as a credit to income tax expense in the period January 1, 2004 through July 29, 2004. The remaining valuation allowance of $1.0 million was eliminated at the July 30, 2004 acquisition date. In the five month operating period ended December 31, 2004, income tax expense was accrued at a blended federal and state income tax rate of 48.4%. This effective income tax rate exceeds the federal statutory tax rate of 35% because of state deferred income tax expense associated with the financial reporting credit to amortization of coal supply agreements, partial utilization of regular tax net operating losses that were recognized as a deferred tax asset in purchase accounting and establishment of a valuation allowance against Alternative Minimum Tax credits. In the twelve months ended December 31, 2003, the income from the litigation settlement allowed the recognition of percentage depletion benefits that reduced the blended federal and state income tax rate applied to income from continuing operations to approximately 0%.

Income from Discontinued Operations After Income Taxes

	Successor	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(in millions)
Income from discontinued operations before income taxes	$—	$2.9	$16.1
Gain from sale of discontinued operations	—	25.7	—
Income tax expense	—	(5.5)	(6.0)
Income from discontinued operations after income taxes	$—	$23.1	$10.1

Income from discontinued operations consists of income from the RAG Colorado Business Unit, which primarily includes the results of operations of the Twentymile mine located in Routt County, Colorado. The increase in income from discontinued operations before income taxes in the period from January 1, 2004 through July 29, 2004 was mainly due to the gain from sale of this business unit on April 15, 2004. Income from the discontinued operations, excluding the gain, was lower in the period from January 1, 2004 through July 29, 2004 as compared to 2003 as a direct result of the sale timing which occurred three and one-half months into 2004.

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during the twelve months ended December 31, 2005, five month operating period ended December 31, 2004 and for the period from January 1, 2004 through July 29, 2004:

	Successor		Predecessor
	Twelve Months Ended December 31,	Five Month Operating Period Ended December 31,	Period From January 1 Through July 29,
	2005	2004	2004
	(in millions)
Cash provided by (used in):
Operating activities—continuing operations	$177.8	$61.7	$(8.0)
Operating activities—discontinued operations	—	—	7.0
Investing activities—continuing operations(1)	(130.4)	(934.9)	(50.7)
Investing activities—discontinued operations	—	—	185.0
Financing activities—borrowings(2)	76.0	830.0	306.0
Financing activities—repayments(2)	(126.0)	(145.1)	(686.9)
Financing activities—capital contribution	—	242.0	—
Financing activities—other	—	(28.7)	—
Financing activities—pledged cash	—	—	20.0
Financing activities—on deposit with RAG(3)	—	—	233.0
Change in cash and cash equivalents	$(2.6)	$25.0	$5.4

(1)          Cash used in investing activities by the Successor for the five month operating period ended December 31, 2004 include $904.9 million, net of cash acquired to acquire RAG American Coal Holding, Inc. and subsidiaries from RAG Coal International AG.

(2)          The borrowings and repayments during the twelve months ended December 31, 2005 in the amount of $76.0 million represent use of the Revolving Credit facility to maintain day-to-day liquidity and a $50.0 million prepayment of long term bank debt in advance of maturity.

(3)          Represents the decrease in the balance of cash on deposit with RAG.

Cash provided by operating activities from continuing operations increased in the twelve months ended December 31, 2005 as compared to the pro forma combined results of the Successor for the five month operating period ended December 31, 2004 and the Predecessor for the period from January 1, 2004 through July 29, 2004 primarily due to higher net income from continuing operations, partly offset by increases in working capital, mainly trade accounts receivable and inventories.

Cash used in investing activities for continuing operations, excluding the purchase of RAG American Coal Holding, Inc., increased in the twelve months ended December 31, 2005 as compared to the combined pro forma results of the Successor for the five month operating period ended December 31, 2004 and the Predecessor for the period from January 1, 2004 through July 29, 2004 due to higher capital expenditures in the 2005 period. Capital expenditures for the twelve months ended December 31, 2005 totaled $140.2 million, including $49.8 million of expenditures related to the expansion of the Belle Ayr Mine in the Powder River Basin, development of the Pax surface mine and related rail loading facility in Central Appalachia, addition of a continuous mining unit to the Kingston Mine in Central Appalachia, the widening of the Emerald Mine longwall face to 1,450 feet from 1,250 feet and upgrades to the rail loading facility at Emerald. Pro forma combined capital expenditures of the Successor for the five month operating period ended December 31, 2004 and for the Predecessor for the period from January 1, 2004 through July 29, 2004 of $86.3 million were mainly for replacement of equipment and other expenditures necessary to sustain mine operations.

Cash used in financing activities by the Successor for the twelve months ended December 31, 2005 includes $50.0 million in prepayments of our senior secured term Loan B. These payments were voluntary and consistent with management’s strategy to deleverage the Company as funds are available from cash flows generated by the business.

Cash used in financing activities of the Predecessor for the period from January 1, 2004 through July 29, 2004 represents repayment of all long-term debt of the Predecessor including cash prepayment penalties coupled with the settlement of the Predecessor’s interest rate swaps. These repayments utilized the proceeds from the sale of the RAG Colorado Business Unit, cash previously reported as cash on deposit with Parent, cash pledged and $306.0 million of cash advanced by RAG Coal International AG that the Predecessor repaid from a portion of the cash acquisition price that Foundation Coal paid to RAG.

The cash acquisition price, including transaction costs, of $904.9 million paid by Foundation for RAG American Coal Holding, Inc and subsidiaries, net of cash acquired, was funded by $830.0 million of Successor long-term debt, consisting of $470.0 million of senior secured term Loan B, $300.0 million of senior unsecured long-term notes, $60.0 million of drawings under the $350.0 million revolving credit facility and $196.0 million of cash equity contributed by the shareholders. The $60.0 million of drawings under the revolving credit facility were fully repaid on the first business day after the Acquisitions utilizing cash of the acquired subsidiaries. The $28.7 million other cash used in financing activities consists of costs associated with arranging the long-term debt used to fund the acquisition, which are accounted for as deferred financing fees and amortized over the lives of the senior secured Loan B.

The following is a summary of cash provided by or used in each of the indicated categories of activities during the five month operating period ended December 31, 2004, the period from January 1, 2004 through July 29, 2004 and the twelve months ended December 31, 2003:

	Successor	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(in millions)
Cash provided by (used in):
Operating activities—continuing operations	$61.7	$(8.0)	$197.7
Operating activities—discontinued operations	—	7.0	35.4
Investing activities—continuing operations	(934.9)	(50.7)	(92.7)
Investing activities—discontinued operations	—	185.0	(2.8)
Financing activities—borrowings(1)	830.0	306.0	—
Financing activities—repayments	(145.1)	(686.9)	(40.3)
Financing activities—sales of equity securities	242.0	—	—
Financing activities—dividends on common stock	—	—	—
Financing activities—other	(28.7)	—	—
Financing activities—pledged cash	—	20.0	55.1
Financing activities—on deposit with RAG(2)	—	233.0	(166.5)
Change in cash and cash equivalents	$25.0	$5.4	$(14.1)

(1)          The borrowing in the period from January 1, 2004 through July 29, 2004 represented a short-term advance from RAG that was repaid from a portion of $904.9 million that Foundation Coal paid to RAG to acquire RAG American Coal Holdings, Inc. and subsidiaries.

(2)          Represents the (increase) decrease in the balance of cash on deposit with RAG.

Cash provided by operating activities from continuing operations in the period from January 1, 2004 through July 29, 2004 decreased as compared to 2003 due to reduced production and sales at the Cumberland mine as previously discussed along with significant payments of accrued interest associated with repayment of the Predecessor’s long-term debt. The 2004 period was also approximately five months shorter in duration. The cash provided by operating activities in 2003 included $43.5 million from a cash litigation settlement previously discussed. Cash provided by operating activities for the five month operating period ended December 31, 2004 increased in comparison to the period from January 1, 2004 through July 29, 2004, primarily due to improved operating performance, lower interest payments and the timing of accounts receivable collections.

Cash used in investing activities for continuing operations decreased in the period January 1, 2004 through July 29, 2004 from the twelve months ended December 31, 2003 mainly due to lower capital expenditures, attributable to the abbreviated 2004 reporting period. Capital expenditures during the five month operating period ended December 31, 2004 were approximately 12% less on a annualized basis than capital expenditures during the period from January 1, 2004 through July 29, 2004. This reduction is due to lower capital expenditures in the Powder River Basin, Northern Appalachia and Central Appalachia partly offset by increased capital expenditures at the Wabash Mine during the five month operating period ended December 31, 2004.

Cash used in financing activities primarily represents repayment of all long-term debt of the Predecessor, including cash prepayment penalties coupled with settlement of the interest rate swaps. These repayments utilized the proceeds from the sale of the Colorado Business Unit, cash previously reported as cash on deposit with Predecessor, cash pledged and $306.0 million of cash advanced by RAG that we repaid from a portion of the cash acquisition price that Foundation Coal paid to RAG.

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

The remaining Predecessor long-term debt, accrued interest and related prepayment penalties, totaling approximately $305.9 million, were repaid on July 28, 2004 utilizing $306.0 million of cash advanced by RAG. This advance was repaid using a portion of the cash acquisition price that Foundation Coal Corporation paid to RAG.

The cash acquisition price, including transaction costs of $904.9 million paid by us for RAG American Coal Holding, Inc. and subsidiaries, net of cash acquired, was funded by $830.0 million of Successor long-term debt, consisting of $470.0 million of senior secured term Loan B, $300.0 million of 7.25% Senior Notes, and $60.0 million of drawings under the $350.0 million revolving credit facility, and $196.0 million of cash equity contributed by the shareholders. The $60 million drawing under the revolving credit facility was fully repaid on the first business day after the acquisition utilizing cash of the acquired subsidiaries. The $28.7 million of costs associated with arranging the long term debt used to fund the acquisition is included in the cash outflows for “Financing Activities—Other.”

Our primary source of liquidity will continue to be cash from sales of our coal production and purchased coal to customers. We have availability under our revolving credit facility, subject to certain conditions.

As of December 31, 2005, we have outstanding $635.0 million in aggregate indebtedness, with an additional $164.2 million of available borrowings under our revolving credit facility (after giving effect to $185.8 million of letters of credit outstanding as of December 31, 2005). Our liquidity requirements will be significant, primarily due to debt service requirements. Of the $59.5 million of interest expense for the year ended December 31, 2005, approximately $52.7 million has or will be paid in cash.

Based on our current levels of operations, we believe that remaining cash on hand, cash flow from operations and available borrowings under the revolving credit portion of our Senior Credit Facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.

Our Senior Credit Facility consists of a revolving credit facility and a term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $350.0 million, less outstanding letters of credit, which will be available for general corporate purposes, subject to certain conditions, and will mature in five years. The term loan facility consists of a $470.0 million term loan facility with a maturity of seven years.

Borrowings under our Senior Credit Facility bear interest at a floating base rate plus an applicable margin. The initial applicable margin for borrowings under the revolving credit facility is 1.50% with respect to base rate borrowings and 2.50% with respect to LIBOR borrowings. Based on our leverage ratio as of December 31, 2005, the margins on our revolving credit facility have been reduced to 1.00% and 2.00%, respectively. The initial applicable margin for borrowings under the term loan facility is 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings. Based on our leverage ratio as of December 31, 2005, the margins under our term loan facility have been reduced to 0.75% and 1.75%, respectively. The above cited reductions in the margins on our revolving credit facility and our term loan facility bring those respective margins to the minimum levels provided in our credit agreement.

In addition to paying interest on outstanding principal under the Senior Credit Facility, we will be required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments, at a rate equal to 0.375% per annum, based on our leverage ratio as of December 31, 2005. We will also pay customary letter of credit fees.

The Senior Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, in certain situations. Any mandatory prepayments other than from excess cash flow would be applied to the remaining installments of the term loan facility on a pro rata basis. Mandatory prepayments from excess cash flow would be applied to the term loan facility at our direction. If pre-paid, there would be a charge for unamortized deferred issuance costs.

At the inception of the Senior Credit Facility, we were required to repay installments on the loans in quarterly principal amounts of 0.25% of their funded total principal amount for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior secured credit facility. In prepaying $85.0 million in December 2004, we eliminated quarterly principal installments for the life of the loan. In reducing our leverage ratio below 2.5 to 1 as of December 31, 2005, we are not required to make mandatory prepayments from excess cash flows.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity, five years from the date of the closing of the senior secured credit facility.

The Senior Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of certain of our subsidiaries, and the ability of each guarantor under the credit facility to incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 7.25% Senior Notes), pay dividends and distributions or repurchase our capital stock, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions and enter into hedging agreements.

We have amended our credit agreement to permit the payment of certain dividends. Our credit agreement now permits the payment to us by our subsidiary, FC2 Corp., for use by us to pay dividends on our common stock after the IPO in an amount not to exceed $12.5 million in any consecutive four quarter period, which amount may increase to $30.0 million and $45.0 million upon reaching leverage ratios, as set forth in the credit agreement, of 3.0 to 1.0 and 2.0 to 1.0, respectively. Accordingly, we expect that the terms of our credit agreement will permit us to pay dividends at a quarterly dividend rate of at least $0.05 per share for the foreseeable future.

In addition, the Senior Credit Facility requires FC2 Corp. to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.

The indenture governing our outstanding 7.25% Senior Notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness, pay dividends on or make other distributions or repurchase our capital stock, make certain investments, limit dividends or other payments by its restricted subsidiaries to us, and sell certain assets or merge with or into other companies. Our indenture permits the payment to FC2 Corp. by Foundation Coal Corporation of $25.0 million, plus an amount up to 5% per calendar year of the net proceeds received by Foundation Coal Corporation from the IPO. Foundation Coal Corporation will also have the ability to pay dividends over time using a formula based on 50% of consolidated net income, as set forth in the indenture, if it meets certain conditions, including having greater than a 2.0 to 1.0 fixed charge coverage ratio.

Subject to certain exceptions, the indenture governing our outstanding 7.25% Senior Notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

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

Covenant Compliance

We believe that our Senior Credit Facility and the indenture governing our outstanding 7.25% Senior Notes are material agreements, that the covenants are material terms of these agreements and that information about the covenants is material to an investor’s understanding of our financial condition and liquidity. The breach of covenants in the Senior Credit Facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the Senior Credit Facility and indenture, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenant levels and ratios for the four quarters ended December 31, 2005 are as follows:

	Covenant Level	December 31, 2005 Ratios
Senior Credit Facilities(1)
Minimum Adjusted EBITDA to cash interest ratio	2.0x	6.3x
Maximum total debt to Adjusted EBITDA ratio	5.5x	2.0x
Indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0x	6.3x

(1)          The Senior Credit Facility require us to maintain an Adjusted EBITDA to cash interest ratio starting at a minimum of 1.75x and a total debt to Adjusted EBITDA ratio starting at a maximum of 6.0x in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the Senior Credit Facility. If lenders under the Senior Credit Facility failed to waive any such default, repayment obligations under the Senior Credit Facility could be accelerated, which would also constitute a default under the indenture.

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

	Twelve Months Ended December 31,	Four Quarters Ended December 31,	Five Month Operating Period Ended December 31,	Period From January 1 Through July 29,	Twelve Months Ended December 31,
	2005	2004	2004	2004	2003
	(unaudited) (in millions)
EBITDA(1)	$322.2	$15.7	$71.4	$(55.7)	$187.2
Non-cash charges (income)(2)	(11.0)	70.4	(8.7)	79.1	18.4
Unusual or non-recurring items(3)	—	35.9	3.8	32.1	(42.8)
Cumberland mine force majeure(4)	—	31.1	—	31.1	—
Other adjustments(5)	0.7	(0.5)	0.9	(1.4)	(2.4)
Adjusted EBITDA	$311.9	$152.6	$67.4	$85.2	$160.4

(1)          EBITDA is calculated in the table below:

	Twelve Months Ended December 31,	Four Quarters Ended December 31,	Five Month Operating Period Ended December 31,	Period From January 1 Through July 29,	Twelve Months Ended December 31,
	2005	2004	2004	2004	2003
	(unaudited) (in millions)
Income (loss) from continuing operations	$91.1	$(76.5)	$14.1	$(90.6)	$26.0
Interest expense	59.5	44.7	26.7	18.0	46.9
Interest income	(1.1)	(1.9)	(0.6)	(1.3)	(3.2)
Income tax expense (benefit)	46.4	(38.2)	13.6	(51.8)	(0.2)
Depreciation, depletion and amortization	211.2	146.0	84.8	61.2	99.8
Amortization of above market coal supply agreements	(84.9)	(58.4)	(67.2)	8.8	17.9
EBITDA	$322.2	$15.7	$71.4	$(55.7)	$187.2

(2)          We are required to adjust EBITDA, as defined above, for the following non-cash charges (income):

	Twelve Months Ended December 31,	Four Quarters Ended December 31,	Five Month Operating Period Ended December 31,	Period From January 1 Through July 29,	Twelve Months Ended December 31,
	2005	2004	2004	2004	2003
	(unaudited) (in millions)
Interest rate swaps(a)	$—	$42.6	$(0.5)	$43.1	$—
Early extinguishment of debt	—	21.7	—	21.7	—
Profit in inventory(b)	—	3.8	3.8	—	—
Overburden removal included in depreciation, depletion and amortization(c)	(22.6)	(15.3)	(15.3)	—	—
Accretion on asset retirement obligations	8.5	7.3	3.3	4.0	7.0
Stock based compensation expense(d)	1.5	—	—	—	—
Write-down of long lived asset	1.6	—	—	—	—
Amortization included in benefits expense(e)	—	10.3	—	10.3	11.4
Total	$(11.0)	$70.4	$(8.7)	$79.1	$18.4

(a)          Includes $48.9 million of expense resulting in the period from January 1, 2004 to July 29, 2004 from loss on termination of hedge accounting for interest rate swaps less $5.8 million mark-to-market adjustment. Under the terms of the stock purchase agreement, we did not assume any existing interest rate swaps. For the five month operating period ended December 31, 2004 includes the mark-to-market gain on interest rate swaps not yet designated as cash flow hedges.

(b)         Represents incremental cost of sales recorded in the period arising from the manufacturing profit added to inventory in purchase accounting.

(c)          In purchase accounting, the fair value of partially and fully uncovered coal included consideration of the effort spent prior to the purchase date to remove overburden and get the coal to its partially or fully uncovered state. Therefore, the fair value assigned to partially or fully uncovered coal reserves was higher than that assigned to other coal reserves. Depletion of coal reserves, including the incremental fair value related to pre-acquisition overburden removal efforts, is included in depreciation, depletion and amortization. Subsequent to the acquisition date, the costs associated with removal of overburden to uncover coal reserves is inventoried as work-in-process until the related coal is mined and the inventoried cost charged to cost of coal sales when the coal is sold. Until coal valued as partially or fully uncovered at the acquisition date is fully depleted, depreciation, depletion and amortization will include the value of overburden removal performed prior to the acquisition date; overburden removal, if incurred subsequent to the acquisition date, would have been included in cost of coal sales.

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

(3)          We are also required to adjust EBITDA, as defined above, for the following unusual (income) expense:

	Twelve Months Ended December 31,	Four Quarters Ended December 31,	Five Month Operating Period Ended December 31,	Period From January 1 Through July 29,	Twelve Months Ended December 31,
	2005	2004	2004	2004	2003
	(unaudited) (in millions)
Litigation/arbitration/contract settlements, net(a)	$—	$28.9	$—	$28.9	$(41.9)
Transaction bonus(b)	—	1.8	—	1.8	—
Long-term incentive plan expense(c)	—	2.4	—	2.4	3.9
Gain on asset sales and sale of affiliates	—	(1.0)	—	(1.0)	(4.8)
Other(d)	—	3.8	3.8	—	—
Total	$—	$35.9	$3.8	$32.1	$(42.8)

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

(d)         Represents $2.0 million from a sponsor monitoring fee and $1.8 million from a tax allowance related to the IPO in the period July 30 to December 31, 2004. In addition, other items that are permitted adjustments in calculating covenant compliance under the indenture governing the 7.25% Senior Notes and the Senior Credit Facilities, including directors’ fees, reimbursements of certain union dues by the Seller, black lung settlement charges and costs related to moving our human resources organization from Colorado to Maryland, incurred primarily in the year ended December 31, 2003 and in the period from January 1, 2004 through July 29, 2004, net to an immaterial amount.

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

Cash interest for the twelve months ended December 31, 2005 is calculated as follows:

(unaudited) (in millions)
Pro forma interest expense for twelve months ended December 31, 2005	$57.3
Less: Amortization of deferred financing costs for the twelve months ended December 31, 2005	4.8
Less: Cash interest income for the twelve months ended December 31, 2005	1.1
Less: Other non cash interest expense for the twelve months ended December 31, 2005	2.0
$49.4

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

In future periods, cash interest is expected to be calculated by adding back amortization of deferred debt issuance costs and deducting cash interest income from the interest expense reported in the Statement of Operations. Other non-cash interest expense above is comprised of: (a) imputed interest expense on an equipment purchase obligation recorded on a present value basis; (b) imputed interest expense on a minimum royalty obligation recorded on a present value basis; and (c) imputed interest expense on a contract settlement liability recorded on a present value basis.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2005:

	2006	2007-2008	2009-2010	After 2010	Total
	(unaudited, in millions)
Long-term debt and capital leases	$—	$—	$—	$635.0	$635.0
Cash interest on long term debt	42.3	86.1	87.1	90.6	306.1
Cash payments for asset retirement obligations	3.2	1.1	7.0	214.6	225.9
Unconditional purchase commitments	103.5	42.6	—	—	146.1
Operating leases	5.9	5.5	3.8	4.6	19.8
Minimum royalties	1.0	—	—	—	1.0
Total	$155.9	$135.3	$97.9	$944.8	$1,333.9

We expect to use cash flows provided by operating activities to invest in the range of $150.0 million to $170.0 million in capital expenditures during calendar year 2006 of which $100.0 million to $110.0 million is to maintain production and replace mining equipment. The additional $50.0 million to $60.0 million is expected to be directed toward selective expansions of production and improvements in productivity. Approximately $40.3 million of expected 2006 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2006 unconditional purchase commitments consist of $28.4 million for purchased coal and $30.3 million pertaining to forward contracts to purchase diesel fuel and explosives in normal quantities for use at our surface mines. The remaining unconditional purchase commitments, totaling $42.6 million in 2007-2008 consists of $20.6 million for purchased coal and a $22.0 million commitment to purchase underground mining equipment. We expect to contribute approximately $15.2 million to our defined benefit retirement plans and to pay approximately $23.5 million of retiree health care benefits in calendar year 2006. We also expect to incur approximately $8.0 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $257.1 million as of December 31, 2005, of which $234.6 million secured reclamation obligations, $10.7 million secured coal lease obligations, $9.6 million secured self-insured workers’ compensation obligations and $2.2 million secured miscellaneous obligations. In addition, we had $185.8 million of letters of credit in place for the following purposes: $34.1 million for workers’ compensation, including collateral for workers’ compensation bonds; $23.4 million for UMWA retiree health care obligations; $121.5 million for collateral for reclamation surety bonds, $3.0 million for minimum royalty payment obligations for a closed mine in Utah; and $3.8 million for other miscellaneous obligations. Recently, surety bond costs have increased, while the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Certain Trends and Uncertainties

Our outlook for the coal markets in the United States remains positive. The U. S. economy grew at an annual rate of 3.5% in 2005 as reported by the U.S. Commerce Department. U. S. electricity generation increased by 1.7% during 2005 as reported by the Energy Information Agency. Strong demand for coal and coal-based electricity generation in the U. S. is being driven by the growing economy, low customer stockpiles compared to historical norms, weather conditions and high prices for alternative fuels for electricity generation. The high price of natural gas during 2005 caused some coal-fired generating plants to operate at increased levels. U. S. coal inventories at year end 2005 were at levels below the five year averages.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for United States coal is strong relative to historical pricing levels. Any decrease in coal prices due to, among other reasons, the supply of domestic and foreign coal, the demand for electricity and the price and availability of alternative fuels for electricity generation could adversely affect our revenues and our ability to generate cash flows. In addition, our results of operations depend on the cost of coal production. We are experiencing increased operating costs for fuel and explosives, steel products, tires, health care, wages, salaries, and contract labor. In addition, historically low interest rates have had a negative impact on expenses related to our actuarially determined employee-related liabilities.

We may also experience difficult geologic conditions, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See “Item 1A. Risk Factors” for additional considerations regarding our outlook.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management evaluates its estimates on an on-going basis. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from the estimates used. Note 3 to the Consolidated Financial Statements provides a description of all significant accounting policies. We believe that of these significant accounting policies, the following may involve a higher degree of judgment or complexity:

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

At December 31, 2005, we had recorded asset retirement obligation liabilities of $116.2 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, we estimate that the aggregate undiscounted cost of final mine closure is approximately $225.9 million at December 31, 2005 payable through 2032.

Employee Benefit Plans

We have two non-contributory defined benefit retirement plans covering certain of our salaried and non-union hourly employees. We also have an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) covering certain of our senior-level salaried employees. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of these plans is in accordance with the requirements of the ERISA, which can be deducted for federal income tax purposes. For the twelve months ended December 31, 2005, 2004 and 2003, we contributed $7.5 million, $18.0 million and $20.0 million, respectively, into the plans. We account for our defined benefit retirement plans in accordance with SFAS No. 87, Employer’s Accounting for Pensions, which requires amounts recognized in the financial statements to be determined on an actuarial basis. For the twelve months ended December 31, 2005, we recorded pension expense of $5.2 million. For the five month operating period ended December 31, 2004, after applying purchase accounting, we recorded pension expense of approximately $2.6 million. For the period from January 1, 2004 through July 29, 2004, we recorded pension expense of $7.1 million. For the twelve months ended December 31, 2003, we recorded pension expense of $11.7 million.

The calculation of the net periodic benefits costs (pension expense) and benefit obligation (pension liability) associated with our defined benefit pension plans requires the use of a number of assumptions that we deem to be “critical accounting estimates.” These assumptions are used by our independent actuaries to make the underlying calculations. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions.

•       The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The pension plan’s investment targets are 55% equity, 22% fixed income, 5% private equity, 8% absolute return funds and 10% real estate mutual funds. Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The long-term rate of return assumption used to determine pension expense was 8.5% for the twelve months ended December 31, 2005, for the five month operating period ended December 31, 2004 and for the period from January 1, 2004 through July 29, 2004, and 9.0% for the twelve months ended December 31, 2003. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into the future.

•       The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. In estimating that rate, SFAS No. 87 requires rates of return on high quality, fixed income investments. The discount rate used to determine pension expense was 6.00% for the twelve months ended December 31, 2005, 6.25% for the five month operating period ended December 31, 2004 and for the period from January 1, 2004 through July 29, 2004, and 7.00% for the twelve months ended December 31, 2003. The discount rate was reduced to 5.60% at the September 30, 2005 measurement date. The differences resulting from actual versus assumed discount rates and returns on plan assets are amortized into pension expense over the remaining average service life of the active plan participants. A one half percentage-point increase in the discount rate would decrease the net periodic pension cost for the twelve months ended December 31, 2005 by approximately $0.2 million and decrease the projected benefit obligation at December 31, 2005 by approximately $11.9 million. The corresponding effects of a one half of one percentage-point decrease in the discount rate would be approximately a $0.1 million increase in the net periodic pension cost and approximately a $12.7 million increase in the projected benefit obligation.

We also currently provide certain postretirement medical and life insurance coverage for eligible employees. These obligations are unfunded. Covered employees who terminate employment after meeting eligibility requirements are eligible for postretirement coverage for themselves and their dependents. Postretirement medical and life plans for salaried employees and non-represented hourly employees are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for members of the UMWA is not contributory. We account for our other postretirement benefits in accordance with SFAS No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions, which requires amounts recognized in the financial statements to be determined on an actuarial basis. For the twelve months ended December 31, 2005, we recorded postretirement benefit expense of approximately $37.0 million. In the Successor financial statements for the five month operating period ended December 31, 2004, after applying purchase accounting and incorporating Medicare Part D, we recorded postretirement benefit expense of approximately $14.4 million. For the period from January 1, 2004 through July 29, 2004, we recorded postretirement benefit expense of $25.5 million. For the twelve months ended December 31, 2003, we recorded postretirement benefit expense of $41.7 million.

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

•       The discount rate assumption reflects the rates available on high quality fixed income debt instruments and is calculated in the same manner as discussed above for the defined benefit retirement plans. The discount rate used to calculate the postretirement benefit expense was 6.00% for the twelve months ended December 31, 2005, 6.25% for the five-month operating period ended December 31, 2004 and for the period from January 1, 2004 through July 29, 2004, and 7.00% for the twelve months ended December 31, 2003. The discount rate was reduced to 5.60% at the September 30, 2005 measurement date. A one half percentage-point increase in the discount rate would decrease the postretirement benefit expense for the twelve months ended December 31, 2005 by approximately $0.4 million and decrease the accumulated postretirement benefit obligation at December 31, 2005 by approximately $37.1 million. The corresponding effects of a one-half of one percentage-point decrease in the discount rate would be approximately a $1.7 million increase in the postretirement benefit expense and approximately a $39.7 million increase in the accumulated postretirement benefit obligation.

•       The future health care cost trend rate represents the rate at which health care costs are expected to increase over the life of the plan. The health care cost trend rate assumptions are determined primarily based upon our historical rate of change in retiree health care costs. We have implemented many effective retiree health care cost containment measures that have resulted in actual increases in our retiree health care costs to fall far below the double-digit annual increases experienced by many companies and cited in most external studies. The postretirement expense for the twelve months ended December 31, 2005 and the five-month operating period ended December 31, 2004 was based on an assumed heath care inflationary rate of 8.00% in 2004 decreasing to 5.00% in 2010, which represents the ultimate health care cost trend rate for the remainder of the plan life. The postretirement expense for the period from January 1, 2004 through July 29, 2004 and the twelve months ended December 31, 2003 was based on an assumed health care inflationary rate of 5.75% in 2003 decreasing to 4.75% in 2008. A one-percentage point increase in the 5.00% assumed ultimate health care cost trend rate would increase the service and interest cost components of the postretirement benefit expense for the twelve months ended

December 31, 2005 by $5.9 million and increase the accumulated postretirement benefit obligation at December 31, 2005 by $69.2 million. A one-percentage point decrease in the 5.00% assumed ultimate health care cost trend rate would decrease the service and interest cost components of the postretirement benefit expense for the twelve months ended December 31, 2005 by $4.7 million and decrease the accumulated postretirement benefit obligation at December 31, 2005 by $56.0 million.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors including the expected level of future taxable income and available tax planning strategies. If future taxable income is lower than expected or if expected tax planning strategies are not available as anticipated, we may record a change to the valuation allowance through income tax expense in the period such determination is made.

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

•       assumptions governing future prices;

•       competing property rights such as surface rights, oil and gas rights, deeper or shallower coal rights and easements;

•       ability to permit specific reserves for a particular type of mining;

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

Recent Accounting Pronouncements

New Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value at the grant date. SFAS No. 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the requisite service period. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than operating cash flow, as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R allows for adoption using either the modified prospective or modified retrospective method. We expect to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective method. The impact of adopting SFAS No. 123R is expected to be consistent with the pro forma disclosure under SFAS No. 123.

In March 2005, the Emerging Issues Task Force reached consensus on Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”) concluding that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, Inventory Pricing, (“ARB No. 43”). The FASB ratified the EITF consensus. Based upon this consensus, post production stripping costs are considered costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in cost of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The guidance in this consensus will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. At a June EITF meeting, the Task Force modified the transition provisions of EITF Issue 04-6, indicating that companies adopting beginning after June 29, 2005 may utilize a cumulative effect adjustment approach where the cumulative effect adjustment is recorded directly to retained earnings in the year of adoption. Alternatively, a company may recognize this change in accounting by restatement of prior-period financial statements through retrospective application. Historically, the Company recorded stripping costs associated with in-process production as a separate component of inventory described as deferred overburden in Note 5. At December 31, 2005, such stripping costs associated with coal that has not been extracted is $60.4 million. The Company will adopt EITF Issue 04-6 in the first quarter of 2006 using the cumulative effect adjustment approach and record an adjustment directly to retained earnings upon adoption. The effect on the financial statements upon adoption will result in a reduction to retained earnings of $39.3 million, net of tax of $21.1 million, with a corresponding decrease of $60.4 million in inventory. After the adoption of EITF 04-6, the amount of stripping expensed in the period will be dependent on mining and overburden removal activity, inventory levels and the timing of sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of December 31, 2005, we had sales commitments for approximately 97% of our planned 2006 production, approximately 78% of our planned 2007 production, approximately 56% of our planned 2008 production, approximately 42% of our planned 2009 production and approximately 23% of our planned 2010 production. Some of the products used in our mining activities, such as diesel fuel, explosives and steel products, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility.

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

We entered into swap contracts for the purpose of complying with certain financial covenants in our senior secured credit facility that require fixing the interest rate for at least three years on a minimum of 50% of our total outstanding debt. The swap contracts cover $85 million to September 2007. The following table summarizes our outstanding swap contracts at December 31, 2005.

Notional Amount	Term	Floating Rate	Fixed Rate
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%
$25 million	September 2004 – September 2007	3-month LIBOR	3.26%
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%
$20 million	September 2004 – September 2007	3-month LIBOR	3.26%

As of December 31, 2005, after giving effect to the $85 million of interest rate swaps that were entered into, we had $250 million of variable rate indebtedness, representing approximately 39% of our outstanding indebtedness. A 1% change in interest rates would affect the interest expense on such indebtedness by $2.5 million. At December 31, 2005, the fair value of these swap agreements was an unrealized gain of $964.0 million. During the five month operating period ended December 31, 2004 these swaps were not designated as hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FOUNDATION COAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
INDEX

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Foundation Coal Corporation

We have audited the accompanying consolidated balance sheets of Foundation Coal Corporation and subsidiaries (an indirect wholly owned subsidiary of Foundation Coal Holdings, Inc. as described in Note 1) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foundation Coal Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

March 16, 2006

Baltimore, Maryland

5Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
RAG American Coal Holding, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholder’s equity and cash flows of RAG American Coal Holding, Inc. and subsidiaries (a wholly owned subsidiary of RAG Coal International AG) for the year ended December 31, 2003 and the period from January 1, 2004 through July 29, 2004 (date of sale). Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of RAG American Coal Holding, Inc. for the year ended December 31, 2003 and for the period from January 1, 2004 through July 29, 2004 (date of sale) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, on January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

/s/ Ernst & Young LLP

March 29, 2005

Baltimore, Maryland

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$22,424	$25,043
Trade accounts receivable, net of allowance ($217 in 2004)	110,125	66,484
Inventories, net	96,896	39,718
Deferred income taxes	4,933	15,145
Other current assets	25,332	27,821
Total current assets	259,710	174,211
Owned surface lands	27,510	29,171
Plant, equipment and mine development costs, net	563,648	487,495
Owned and leased mineral rights, net	1,071,596	1,282,989
Coal supply agreements, net	53,050	84,508
Other noncurrent assets	32,597	41,586
Total assets	$2,008,111	$2,099,960
LIABILITIES
Current liabilities:
Trade accounts payable	$35,384	$30,512
Accrued expenses and other current liabilities	181,883	155,541
Total current liabilities	217,267	186,053
Long-term debt	635,000	685,000
Deferred income taxes	67,629	133,828
Coal supply agreements, net	59,013	178,210
Postretirement benefits	464,418	449,683
Other noncurrent liabilities	225,413	211,455
Total liabilities	1,668,740	1,844,229
Commitments and contingencies (Note 26)
STOCKHOLDER EQUITY
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding at December 31, 2005 and 2004	—	—
Additional paid-in capital	235,011	241,993
Retained earnings	105,137	14,064
Accumulated other comprehensive loss	(777)	(326)
Total stockholder equity	339,371	255,731
Total liabilities and stockholder equity	$2,008,111	$2,099,960

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Statements of Consolidated Operations and Comprehensive Income Loss

(Dollars in thousands)

	Successor		Predecessor
	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004	Twelve Months Ended December 31, 2003
Revenues:
Coal sales	$1,292,411	$436,035	$544,882	$975,984
Other revenue	24,518	8,561	6,153	18,362
Total revenues	1,316,929	444,596	551,035	994,346
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	936,201	345,791	484,457	798,385
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	48,437	24,596	27,375	45,268
Accretion on asset retirement obligations	8,507	3,300	4,020	6,979
Depreciation, depletion and amortization	211,186	84,843	61,236	99,764
Amortization of coal supply agreements	(84,903)	(67,238)	8,837	17,913
Write-down of long-lived asset	1,633	—	—	—
Income (loss) from operations	195,868	53,304	(34,890)	26,037
Other income (expense):
Interest expense	(59,495)	(26,677)	(18,010)	(46,903)
Loss on termination of hedge accounting for interest rate swaps	—	—	(48,854)	—
Contract settlement	—	—	(26,015)	—
Loss on early debt extinguishment	—	—	(21,724)	—
Mark-to-market gain on interest rate swaps	—	530	5,804	—
Interest income	1,161	507	1,274	3,183
Litigation settlements	—	—	—	43,500
Income (loss) before income tax (expense) benefit	137,534	27,664	(142,415)	25,817
Income tax (expense) benefit	(46,461)	(13,600)	51,824	191
Income (loss) from continuing operations	91,073	14,064	(90,591)	26,008
Income from discontinued operations, net of income tax expense of $546 for seven months ended July 29, 2004 and $5,964 in 2003	—	—	2,315	10,145
Gain on disposal of discontinued operations, net of income tax expense of $4,913	—	—	20,750	—
Income (loss) before accounting change	91,073	14,064	(67,526)	36,153
Cumulative effect of accounting change, net of tax benefit of $2,171	—	—	—	(3,649)
Net income (loss)	91,073	14,064	(67,526)	32,504
Components of comprehensive income (loss):
Change in minimum pension liability, net of tax benefit of $933 in 2005; $192 for the period from April 23, 2004 through December 31, 2004 and $3,330 in 2003	(1,415)	(326)	—	(5,683)
Unrealized gain on interest rate swaps, net of tax expense of $648 in 2005; $16,890 for the seven months ended July 29, 2004 and $4,947 in 2003	964	—	28,820	8,442
Comprehensive income (loss)	$90,622	$13,738	$(38,706)	$35,263

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Statement of Stockholder Equity

(Dollars in thousands)

			Additional	Retained	Accumulated Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Stockholder
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity
Predecessor
Balance at December 31, 2002	137,143	$137	$518,218	$29,559	$(60,026)	$487,888
Net income	—	—	—	32,504	—	32,504
Change in minimum pension liability, net of tax	—	—	—	—	(5,683)	(5,683)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	8,442	8,442
Balance at December 31, 2003	137,143	$137	$518,218	$62,063	$(57,267)	$523,151
Net loss for the seven months ended July 29, 2004	—	—	—	(67,526)	—	(67,526)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	28,820	28,820
Balance at July 29, 2004 (date of sale)	137,143	$137	$518,218	$(5,463)	$(28,447)	$484,445
Successor
Balance at April 23, 2004 (date of incorporation)	—	$—	$—	$—	$—	$—
Issuance of initial common stock	100	—	—	—	—	—
Capital contributions from parent	—	—	241,993	—	—	241,993
Change in minimum pension liability, net of tax	—	—	—	—	(326)	(326)
Net income	—	—	—	14,064	—	14,064
Balance at December 31, 2004	100	$—	$241,993	$14,064	$(326)	$255,731
Return of capital to parent	—	—	(6,982)	—	—	(6,982)
Change in minimum pension liability, net of tax	—	—	—	—	(1,415)	(1,415)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	964	964
Net income	—	—	—	91,073	—	91,073
Balance at December 31, 2005	100	$—	$235,011	$105,137	$(777)	$339,371

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Statements of Consolidated Cash Flows
(Dollars in thousands, except per share data)

	Successor		Predecessor
	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004	Twelve Months Ended December 31, 2003
Operating activities:
Net income (loss)	$91,073	$14,064	$(67,526)	$32,504
Cumulative effect of accounting change, net of tax	—	—	—	3,649
Income and gain on disposition from discontinued operations	—	—	(23,065)	(10,145)
Income (loss) from continuing operations	91,073	14,064	(90,591)	26,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion on asset retirement obligations	8,507	3,300	4,020	6,979
Depreciation, depletion and amortization	126,283	17,605	70,073	117,677
Amortization of deferred financing costs	4,807	4,408	—	—
Loss (gain) on sale of assets	(666)	405	(960)	(4,761)
Non-cash mark-to-market adjustment for interest rate swaps	—	(530)	(5,804)	—
Non-cash expense from termination of hedge accounting for interest rate swaps	—	—	48,854	—
Loss on early extinguishment of debt	—	—	21,724	—
Write-down of long-lived asset	1,633	—	—	—
Deferred income taxes	26,745	10,004	(46,399)	5,010
Changes in operating assets and liabilities:
Trade accounts receivable	(43,641)	7,485	(9,341)	14,300
Inventories, net	(57,178)	(17,098)	(6,113)	8,997
Other current assets	(4,493)	(3,055)	(1,679)	12,460
Other noncurrent assets	4,181	(2,779)	2,445	(2,334)
Trade accounts payable	5,047	1,495	5,572	2,499
Asset retirement obligations	(1,962)	(8,388)	(5,709)	(3,993)
Accrued expenses and other current liabilities	21,054	24,363	(25,049)	3,359
Noncurrent liabilities	(3,571)	10,414	30,913	11,452
Net cash provided by (used in) continuing operations	177,819	61,693	(8,044)	197,653
Net cash provided by discontinued operations	—	—	6,973	35,400
Net cash provided by (used in) operating activities	177,819	61,693	(1,071)	233,053
Investing activities:
Acquisition of RAG American Coal Holding, Inc., net of cash acquired	—	(904,910)	—	—
Purchases of property, plant and equipment	(140,216)	(33,573)	(52,695)	(97,148)
Proceeds from disposition of property, plant and equipment	9,778	3,551	2,049	4,476
Net cash used in continuing operations	(130,438)	(934,932)	(50,646)	(92,672)
Net cash provided by (used in) discontinued operations	—	—	184,954	(2,795)
Net cash (used in) provided by investing activities	(130,438)	(934,932)	134,308	(95,467)
Financing activities:
Capital contribution	—	241,993	—	—
Proceeds from Predecessor advance	—	—	306,057	—
Proceeds from revolving credit facility	76,000	60,000	—	—
Repayment of revolving credit facility	(76,000)	(60,000)	—	—
Proceeds from issuance of long-term debt	—	770,000	—	—
Payment of deferred financing costs	—	(28,573)	—	—
Repayment of long-term debt	(50,000)	(85,138)	(614,644)	(39,524)
Payment of expenses resulting from early debt extinguishment	—	—	(21,724)	—
Repayment of capital lease obligations	—	—	(1,679)	(776)
Interest rate swap termination	—	—	(48,854)	—
Net increase (decrease) in cash pledged on debt	—	—	20,000	55,048
Net (increase) decrease in cash on deposit with the Predecessor	—	—	233,023	(166,476)
Net cash (used in) provided by financing activities	(50,000)	898,282	(127,821)	(151,728)
Net (decrease) in cash and cash equivalents	(2,619)	25,043	5,416	(14,142)
Cash and cash equivalents at beginning of period	25,043	—	7,649	21,791
Cash and cash equivalents at end of period	$22,424	$25,043	$13,065	$7,649
Supplement cash flow information:
Cash paid for interest	$37,140	$7,695	$29,615	$46,943
Cash paid for income taxes	$33,167	$157	$220	$643

The accompanying notes are an integral part of these financial statements.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Description of Business and Basis of Presentation

On April 23, 2004, Foundation Coal Corporation (“FCC” or the “Company”) was formed as a wholly owned subsidiary of Foundation Coal Holdings, LLC (“LLC”). FCC issued 100 shares of common stock with a par value of $0.01 to LLC. LLC was formed on February 9, 2004 as a Delaware limited liability company, which, on July 30, 2004, contributed its shares of FCC and merged into Foundation Coal Holdings, Inc (“FCL”). FCL and its indirect subsidiary, FCC, were formed to acquire the North American coal mining assets of RAG American Coal Holding, Inc., which acquisition closed on July 30, 2004 (“the Acquisition”). FCL through its operating subsidiaries engages in the extraction, cleaning and selling of coal to electric utilities, steel companies, coal brokers, and industrial users primarily in the United States.

RAG American Coal Holding, Inc., a wholly owned subsidiary of RAG Coal International AG (“RAG”), which is an indirect owned subsidiary of RAG Aktiengesellschaft (“RAG AG”), was incorporated in Delaware on October 31, 1974. RAG American Coal Holding, Inc. had two primary operating units: Riverton Coal Production, Inc. and subsidiaries (“RCP”) and RAG American Coal Company and subsidiaries (“RACC”).

On February 29, 2004, RACC signed a definitive Stock Purchase Agreement to sell RAG Coal AG’s Colorado operations which included Twentymile Coal Company, RAG Empire Corporation, RAG Shoshone Coal Corporation and Colorado Yampa Coal Company (collectively referred to as the RAG Colorado Business Unit) to a subsidiary of Peabody Energy Corporation. This transaction closed on April 15, 2004. Accordingly, all references to Foundation Coal Holdings, Inc., exclude the RAG Colorado Business Unit which is accounted for and presented in the accompanying financial statements as discontinued operations. See Note 28.

The consolidated financial statements as of and for the periods ended December 31, 2005 and 2004 reflect the acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), discussed in greater detail in Note 4.

The following provides a description of the basis of presentation during all periods presented:

“Successor”—Represents the consolidated financial position of Foundation Coal Corporation and consolidated subsidiaries as of December 31, 2005 and 2004 and the consolidated results of operations and cash flows for the twelve months ended December 31, 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004. Foundation Coal Corporation had no significant activities until the acquisition on July 30, 2004. Therefore, the results of operations and cash flows for the period from April 23, 2004 (date of incorporation) through December 31, 2004 reflect only the activity for the five month operating period ended December 31, 2004. The financial position as of December 31, 2004 and the consolidated results of operations and cash flows for the period from April 23, 2004 (date of incorporation) through December 31, 2004 reflect preliminary purchase accounting for the acquisition. The financial position and results of operations and cash flows as of and for the year ended December 31, 2005 reflect the final purchase accounting for the acquisition.

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

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

At December 31, 2005, union representation accounted for approximately 40% of the Company’s employees and 23% of production. Labor contracts for the Pennsylvania mines, Emerald and Cumberland, with the United Mine Workers of America (UMWA) were signed in 2002 and expire in 2007. The UMWA contract for the Wabash mine was signed in March 2003 and expires in 2007.

Note 2. Change in Ownership

Formation

Foundation Coal Holdings, LLC (“LLC”) was formed on February 9, 2004 as a Delaware limited liability company. The original members of LLC were First Reserve Fund IX, L.P. and Blackstone Capital Partners IV LP. Each member was granted 50 units in exchange for nominal consideration in the form of management and capital formation advisory services. The purpose of the formation of LLC was to pursue the acquisition of the North American coal mining assets of RAG.

On April 23, 2004, LLC formed FCC as a wholly owned subsidiary. FCC issued 100 shares of common stock with a par value of $0.01 to LLC.

On May 24, 2004, FCC signed a Stock Purchase Agreement dated May 24, 2004 (the “Stock Purchase Agreement”) whereby FCC agreed to acquire all of the direct and indirect subsidiaries engaged in coal mining in North America then owned by RAG.

Through July 29, 2004, neither LLC, FCC nor Foundation Coal Holdings, Inc., (collectively the “Successor”) had any additional significant activities.

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

The management members were senior managers of RAG American Coal Holding, Inc., the operating company of RAG’s North American Operations. These senior managers continued as senior managers of Foundation Coal Holdings, Inc.

FCL and FC2 Corp. (“FC2”) were incorporated in Delaware on July 19, 2004. On July 30, 2004, LLC contributed the shares of its subsidiary FCC to FCL in exchange for 100 shares of common stock of FCL then contributed the shares of FCC into FC2 in exchange for 100 shares of common stock of FC2. Upon the completion of these exchange transactions, FCL, FC2 and FCC were direct or indirect wholly owned subsidiaries of LLC.

On July 30, 2004, FCC completed the acquisition of the direct and indirect subsidiaries engaged in coal mining in North America then owned by RAG.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

On August 10, 2004, FCL effected a 196,000 for one stock split of common stock.

On August 17, 2004, LLC was merged with and into FCL As a result of the merger, the members of LLC received one share of FCL’s common stock for each unit of membership interest in LLC, and FCL became the successor in interest to LLC.

Acquisition of RAG

On July 30, 2004, FCL, through its indirect wholly owned subsidiary, FCC, and pursuant to the terms of the Stock Purchase Agreement acquired 100% of the outstanding common shares of all of the direct and indirect subsidiaries of RAG engaged in coal mining in North America for a purchase price of approximately $986,918, including associated transaction costs of approximately $19,618. See Note 4.

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

Inventories

Coal inventories acquired in the acquisition are stated at their fair value at the acquisition date. As of December 31, 2004, all coal inventory acquired in the acquisition had been sold, therefore the excess of the

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

fair value of coal inventories over the Predecessor’s historical cost of $3,753 was charged to cost of coal sales in the period ended December 31, 2004. Coal inventories produced subsequent to the acquisition are stated at the lower of cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on prevailing and long-term prices, less the estimated preparation and selling costs. Coal inventories are valued at the lower of average cost or market.

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

Plant, Equipment and Mine Development Costs

Costs to obtain coal lands and leased mineral rights are capitalized and amortized to operations as depletion expense on the units-of-production method utilizing only proven and probable reserves in the depletion base. Depletion expense is included in depreciation, depletion and amortization on the accompanying statements of consolidated operations and comprehensive income (loss). Costs of developing new mines or significantly expanding the capacity of or extending the lives of existing mines are capitalized and principally amortized using the units-of-production method over proven and probable reserves directly benefiting from the capital expenditure. The Predecessor principally amortized mine development costs using the straight-line method over the period during which each capitalized expenditure benefited production. The Company and its Predecessor believe that the straight-line method approximates the units-of-production method. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 1 to 20 years or on a units-of-production basis. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred.

Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), addresses a uniform methodology for accounting for estimated reclamation and abandonment costs. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the tangible long-lived asset is

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, the gain or loss upon settlement is incurred. The Company estimates its asset retirement obligation liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of future cash flows required for a third party to perform the necessary reclamation work. The Company annually reviews its estimated future cash flows for its asset retirement obligations.

Coal Supply Agreements

Coal supply agreements represent the fair value assigned at the acquisition date for acquired sales contracts. These sales contracts are valued at the present value of the difference between the expected contract revenues from the acquired contract, net of royalties and taxes imposed on sales revenues, and the net contract revenues derived from applying market prices at the contract acquisition date for new contracts of similar duration and coal qualities. Using this approach to valuation, certain contracts, where the expected contract price is above market at the acquisition date, have a positive value and are classified as assets. Certain other contracts, where the expected contract price is below market at the acquisition date, have a negative value and are classified as liabilities. The asset or liability is amortized over the term of the contracts based on the tons of coal shipped under each contract. During 2005, the amortization of coal supply agreements was a ($84,903) net credit, which consisted of a $24,995 expense related to the amortization of contract assets and a ($109,898) credit related to the amortization of contract liabilities. As of December 31, 2005, total accumulated amortization of the contract assets and contract liabilities was $45,952 and $198,093, respectively. Based on expected future shipments under these agreements, amortization of the asset for above market contracts is anticipated to be approximately $23,000, $9,000, $8,000, $7,000 and $6,000 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. Amortization of the liability for below market contracts is anticipated to be approximately ($39,000), ($13,000), ($4,000), ($2,000) and ($1,000) for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

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

Income Taxes

The Company is included in the consolidated income tax return of its Parent, Foundation Coal Holdings, Inc.

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

assets and liabilities and the respective tax bases for such assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

FCL and the Predecessor filed consolidated United States federal income tax returns including its subsidiaries. No written tax sharing agreements exist between FCL and its subsidiaries. The Predecessor filed its final tax returns for the period ended July 29, 2004. FCL adopted a December 31, 2004 tax year and filed tax returns for the period from February 9, 2004 (date of formation) through December 31, 2004. Certain state income tax returns were not impacted by the acquisition. FCL accounted for the impact of the acquisition on the income tax provision reflected in the financial statements.

A valuation allowance is provided to reduce deferred tax assets if, in management’s judgment, it is more likely than not that some portion of the deferred tax assets will not be realized.

Advance Mining Royalties

Leased mineral rights are often acquired through royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoverable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. In instances where advance payments are not expected to be recoverable against future production, no asset is recognized and the scheduled future payments are expensed as incurred. Deferred advance mining royalties are recorded in other current and noncurrent assets.

Revenue Recognition

Revenue is recognized on coal sales when title passes to the customer, in accordance with the terms of the sales agreement which generally occurs when the coal is loaded into transport carriers for shipment to the customer.

Freight Revenue and Costs

Shipping and handling costs paid to third-party carriers and invoiced to coal customers are included in cost of coal sales and coal sales revenue, respectively.

Workers’ Compensation

The Company is primarily self-insured for workers’ compensation claims in the various states in which it operates. The liability for workers’ compensation claims is an actuarially determined estimate of the ultimate losses incurred on known claims plus a provision for incurred but not reported claims. This probable ultimate liability is re-determined semi-annually and resultant adjustments are expensed. These obligations are included in the consolidated balance sheets as other current and noncurrent liabilities.

Pension, Postretirement and Postemployment Plans and Pneumoconiosis (Black Lung) Benefits

Pension benefits, postretirement benefits, and postemployment benefits are reflected in the Company’s consolidated financial statements and accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”); SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) and SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”), respectively. The pension and postretirement benefits are

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

accounted for over the estimated service lives of the employees. The cost of providing certain postemployment benefits is generally recognized when the employee becomes entitled to the benefit.

The Company is required by federal and state statutes to provide benefits to employees for awards related to black lung. The Company is largely self-insured for these benefits and funds benefit payments through a Section 501 (c) (21) tax-exempt trust fund. Provisions are made for estimated benefits based on bi-annual evaluations prepared by independent actuaries. The Company follows SFAS No. 106 for purposes of accounting for its black lung liabilities and assets.

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS No. 133”) (as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Those fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the nature of the transaction.

On the date the derivative contract is entered into, the Company generally designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

Stock-Based Compensation

FCL has established employee stock-based compensation plans for employees of the Company.

The Company records compensation expense for these employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. We have adopted

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.

Compensation expense for FCL restricted stock performance units is initially based on the fair value of the underlying stock on the date of grant. The amount of unearned compensation is subsequently adjusted each period to reflect changes in the fair value of the underlying stock. Compensation expense for restricted stock performance units is amortized over the vesting period.

The following table illustrates the effect on net earnings as if the Company applied the fair value recognition provisions of SFAS No. 123. The Predecessor had no stock option plans; therefore, no Predecessor information is presented.

	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004
Net income, as reported	$91,073	$14,477
Add: Stock-based compensation expense included in reported net income, net of related taxes	991	—
Deduct: Stock-based compensation expense determined under fair value method, net of related taxes	(2,486)	(687)
Pro forma net income	$89,578	$13,790

For purposes of determining the pro forma amounts in the above disclosure, the fair market value of option grants was estimated on the date of the grant using the Black-Scholes option-pricing model using the following assumptions: weighted-average risk-free interest rate of 3.94%; dividend yield of 0.7%; expected option life of eight years; and volatility of 55%. See Note 15. As FCL lacked a sufficient trading history at the date the fair value of options was estimated in 2004, FCL’s volatility was based on the volatility of other companies in the mining industry. The weighted-average grant date fair-value of options granted in 2004 is $2.41 per option.

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock-based compensation is amortized to expense over the vesting period, and additional stock-based compensation may be granted in the future. Compensation expense for awards with cliff vesting provisions is recognized on a straight-line basis.

Comprehensive Income (Loss)

In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities and the effective portion of changes in fair value of derivative instruments that qualify as cash-flow hedges.

Debt Issuance Costs

Costs incurred in connection with the issuance of the certain debt facilities were capitalized and are being amortized over a weighted-average term, reflective of the lives of the related indebtedness ranging between 7 to 10 years, on a straight-line basis which approximates results obtained under the effective interest method.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

New Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value at the grant date. SFAS No. 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the requisite service period. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than operating cash flow, as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R allows for adoption using either the modified prospective or modified retrospective method. The Company expects to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective method. The impact of adopting SFAS No. 123R is expected to be consistent with the pro forma disclosure under SFAS No. 123

In March 2005, the Emerging Issues Task Force reached consensus on Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”) concluding that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, Inventory Pricing, (“ARB No. 43”). The FASB ratified the EITF consensus. Based upon this consensus, post production stripping costs are considered costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in cost of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The guidance in this consensus will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. At a June EITF meeting, the Task Force modified the transition provisions of EITF Issue 04-6, indicating that companies adopting beginning after June 29, 2005 may utilize a cumulative effect adjustment approach where the cumulative effect adjustment is recorded directly to retained earnings in the year of adoption. Alternatively, a company may recognize this change in accounting by restatement of prior-period financial statements through retrospective application. Historically, the Company recorded stripping costs associated with in-process production as a separate component of inventory described as deferred overburden in Note 5. At December 31, 2005, such stripping costs associated with coal that has not been extracted is $60,406. The Company will adopt EITF Issue 04-6 in the first quarter of 2006 using the cumulative effect adjustment approach and record an adjustment directly to retained earnings upon adoption. The effect on the financial statements upon adoption will result in a reduction to retained earnings of $39,264, net of tax of $21,142, with a corresponding decrease of $60,406 in inventory. After the adoption of EITF 04-6, the amount of stripping expensed in the period will be dependent on mining and overburden removal activity, inventory levels and the timing of sales.

Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to the 2005 presentation.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 4. Acquisition of RAG

On July 30, 2004, the Company, acquired 100% of the outstanding common shares of all of the direct and indirect subsidiaries of RAG engaged in coal mining in North America for a purchase price of $986,918 including associated transaction costs of approximately $19,618. In connection with the Acquisition, the Company’s subsidiary, Foundation PA Coal Company (“Foundation PA”) issued $300,000 of 7.25% Senior Notes due 2014 (“Notes”) and entered into a Senior Credit Facility that consisted of a $470,000 term loan facility and a $350,000 revolving credit facility (“Senior Credit Facility”). The purchase price along with the associated transaction costs were funded by $196,000 of cash from shareholder’s equity contributed to the Company and its subsidiaries FC2 Corp. and FCC by Foundation Coal Holdings, LLC (“LLC”); $300,000 of cash proceeds from the Notes; and $530,000 of cash proceeds from the Senior Credit Facility, which consisted of the $470,000 term loan and a $60,000 draw from the revolving credit facility. The $60,000 draw was repaid with available cash subsequent to the acquisition. The Company incurred $28,573 of debt issuance costs associated with obtaining the debt financing.

In connection with the Acquisition, Blackstone, First Reserve and AMCI (the “Sponsors”) entered into a transaction fee and monitoring agreement with FCC relating to certain monitoring, advisory and consulting services under the monitoring agreement. In addition, FCC paid a transaction and advisory fee to the Sponsors in an aggregate amount of $11,700 upon the completion of the Acquisition. This payment was included in the direct costs associated with the Acquisition. Under the monitoring agreement, FCC agreed to pay to the Sponsors an aggregate annual monitoring fee of approximately $2,000, and reimbursed the Sponsors for their out-of-pocket expenses. The Company therefore paid the Sponsors $2,000, which is included in selling, general and administrative expenses for the period ended December 31, 2004. As a result of the IPO, the monitoring agreement terminated and the Sponsors received a termination payment equal to $2,000, which was included in the offering expenses and charged to additional paid-in capital during the period ended December 31, 2004. FCC agreed to indemnify the Sponsors and their respective affiliates, directors, officers and representatives for any and all losses relating to the services contemplated by the transaction and monitoring fee agreement and the engagement of the Sponsors pursuant to, and the performance by them of the services contemplated by, the transaction and monitoring fee agreement.

The Acquisition was accounted for using the purchase method of accounting whereby identifiable assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The allocation of the purchase price for the Acquisition has been finalized and recorded in the accompanying consolidated financial statements as of and for the periods subsequent to July 30, 2005.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following table summarizes the final purchase price allocation based on the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$73,969
Materials and supplies inventories	10,636
Coal inventory	11,984
Other current assets	32,918
Owned surface lands	30,054
Plant, equipment, mine development, asset retirement costs	490,794
Owned and leased mineral rights	1,244,504
Coal supply agreements	101,081
Other noncurrent assets	14,115
Total assets acquired	2,010,055
Accounts payable and accrued expenses	(164,764)
Coal supply agreements	(255,872)
Other noncurrent liabilities	(684,509)
Total liabilities assumed	(1,105,145)
Total purchase price net of cash acquired of $82,008	$904,910

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

Cash and cash equivalents, accounts receivable, other current assets and accounts payable and accrued expenses were stated at historical carrying values. Given the short-term nature of these assets and liabilities, it was determined that these historical carrying values approximate fair value. The Company’s projected pension, post-retirement and post-employment benefit obligations and assets have been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on independent actuaries engaged by the Company. Deferred income taxes have been provided in the consolidated balance sheet based on the Company’s estimated tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Owned surface lands, inventory, plant, equipment, mine development costs, owned and leased mineral rights and coal supply agreements have been recorded at estimated fair value based on work performed by the independent valuation specialists as of the date of the Acquisition.

During the twelve months ended December 31, 2005, the Company completed the purchase price allocation and recorded final purchase accounting adjustments that reduced the fair value of total assets acquired and liabilities assumed by $105,892, respectively, or approximately 5% of the fair value assigned in the preliminary purchase price allocation. The most significant component of this decrease related to a revision in deferred income tax liabilities associated with projected post-retirement benefit obligations resulting from changes in the assumptions regarding the impact on these obligations of the Medicare Part D prescription drug benefits. The effect of the reduction between the preliminary and final purchase price allocation on assets acquired was a decrease in the fair value assigned to owned and leased mineral

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

rights assets of $92,053, a decrease in coal supply agreement assets of $4,384, a decrease in other current assets of $10,211, offset by an increase in the fair value of owned surface land of $756. The effect of the reduction between the preliminary and final purchase price allocation on assumed liabilities was a decrease in coal supply agreement liabilities of $10,533, a decrease in accounts payable and accrued expenses of $1,042 and a decrease in deferred income taxes included in other noncurrent liabilities of $94,317.

The following unaudited pro forma financial information reflects the consolidated results of operations for the periods presented as if the Acquisition had taken place on January 1, 2004 and 2003. The pro forma information incorporates the accounting for the Acquisition based on the preliminary purchase price allocation prepared in 2004 which included but was not limited to, the application of purchase accounting for coal supply agreements, owned and leased mineral rights, employee benefit liabilities and property, plant and equipment. The pro forma financial information does not reflect final purchase accounting adjustments recorded in 2005 and may not necessarily be indicative of actual results.

	Pro forma (unaudited)
	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
Revenues	$995,631	$994,346
Income (loss) from continuing operations	$(60,922)	$61,185
Income (loss) before accounting change	$(37,857)	$71,330
Net income (loss)	$(37,857)	$67,681

Note 5. Inventories

Inventories consisted of the following at December 31:

	2005	2004
Saleable coal	$18,820	$11,609
Raw coal	2,207	2,893
Work-in-process (deferred overburden)	60,406	13,889
Materials and supplies	23,501	18,983
	104,934	47,374
Less materials and supplies reserve for obsolescence	(8,038)	(7,656)
	$96,896	$39,718

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

In purchase accounting, the fair value of partially and fully uncovered coal included consideration of the effort spent prior to the purchase date to remove overburden and get the coal to its partially or fully uncovered state. Therefore, the fair value assigned to partially and fully uncovered coal reserves was higher than that assigned to other coal reserves. Depletion of coal reserves, including the incremental fair value

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

related to pre-acquisition overburden removal efforts is included in depreciation, depletion and amortization. Subsequent to the acquisition date, the cost associated with removal of overburden to uncover coal reserves is deferred until the related coal is mined and charged to costs of coal sales when the coal is sold. All partially and fully uncovered at the acquisition date was sold by December 31, 2005. For the twelve months ended December 31, 2005 and for the period from February 9, 2004 (date of formation through December 31, 2004), depreciation and amortization included the value of removal performed prior to the acquisition date, which would have been included in cost of coal sales if incurred subsequent to the acquisition date.

Note 6. Other Current Assets

Other current assets consisted of the following at December 31:

	2005	2004
Prepaid royalties	$2,122	$3,142
Prepaid longwall move expense	5,525	7,497
Prepaid SO2 emission allowances	1,204	780
Prepaid expenses	13,596	12,886
Other	2,885	3,516
	$25,332	$27,821

Note 7. Property, Plant, Equipment and Owned and Leased Mineral Rights

Property, plant, equipment and owned and leased mineral rights consisted of the following at December 31:

	2005	2004
Owned surface and coal lands
Owned surface lands	$27,510	$29,171
Owned and leased mineral rights	$1,245,135	$1,336,557
Less accumulated depletion	(173,539)	(53,568)
	$1,071,596	$1,282,989
Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$675,203	$518,525
Mine development costs	15,721	6,196
Coal bed methane equipment and development costs	4,339	3,959
	695,263	528,680
Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(129,654)	(40,898)
Mine development costs	(1,187)	(108)
Coal bed methane equipment and development costs	(774)	(179)
	(131,615)	(41,185)
	$563,648	$487,495

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Depreciation, depletion and amortization expense of the Predecessor included $566 and $1,054 for depreciation of assets held under capital leases for the seven months ended July 29, 2004 and the year ended December 31, 2003, respectively.

Note 8. Other Noncurrent Assets

Other noncurrent assets consisted of the following at December 31:

	2005	2004
Receivables from asset dispositions	$3,346	$5,863
Prepaid major repairs	3,414	737
Unamortized debt issuance costs, net	19,355	24,162
Advance mining royalties	2,828	2,620
Work-in-process coal inventory (deferred overburden)	—	3,576
Prepaid longwall development	—	1,633
Fair value of interest rate swaps	2,143	530
Other	1,511	2,465
	$32,597	$41,586

In the fourth quarter of 2005, as a result of a change in the Company’s mine plan, the Company recorded a write-down related to development costs incurred during 2003 and 2004 that were attributable to expanding certain undeveloped areas of mining districts in the Company’s Northern Appalachia business unit. These costs were included in Other noncurrent assets as prepaid longwall development costs. The write-down of $1,633 is included in the Statements of Consolidated Operations and Comprehensive Income (Loss) as Write-down of long-lived asset.

Note 9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31:

	2005	2004
Accrued federal and state income taxes	$4,979	$3,815
Accrued sales contract settlements	150	7,431
Wages and employee benefits	33,998	27,977
Pension benefits	15,439	5,944
Postretirement benefits other than pension	23,464	21,350
Interest	9,063	9,065
Royalties	8,823	8,657
Taxes other than income taxes	31,866	28,328
Asset retirement obligations	4,376	4,398
Workers’ compensation	8,297	9,717
Other	41,428	28,859
	$181,883	$155,541

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 10. Long-Term Debt

Long-term debt consisted of the following at December 31:

	2005	2004
Senior Credit Facility	$335,000	$385,000
7.25% Senior Notes	300,000	300,000
	$635,000	$685,000

As a result of voluntary prepayments of $135,000 on the outstanding balance of the term loan facility discussed below, there are no scheduled debt maturities for 2006 through 2010. A $335,000 balloon installment is due at the July 30, 2011 maturity date of the Senior Credit Facility. The $300,000 7.25% Senior Notes are due July 30, 2014.

Successor:

Senior Credit Facility

On July 30, 2004, in connection with the Acquisition as described in Note 4, the Company’s subsidiary, Foundation PA Coal Company, entered into a Senior Credit Facility that consisted of a $470,000 term loan facility and a $350,000 revolving credit facility. On December 31, 2004, the Company voluntarily prepaid $85,000 of the outstanding balance of the term loan facility which eliminated any future payments prior to maturity. The voluntary payment consisted of $31,725 for all of the scheduled quarterly principal payments due on the term loan and $53,275 representing a portion of the balloon installment due at the July 30, 2011 maturity date. In August 2005 and December 2005, the Company voluntarily prepaid $20,000 and $30,000, respectively, on the term loan facility. Combined with the $85,000 prepayment, the Company has repaid $135,000 of the original $470,000 loan. The revolving credit facility, which expires in July 2009, bears interest based on an applicable margin plus the lenders base rate or LIBOR, at the Company’s option. The revolving credit facility provides for up to $250,000 of letters of credit, for LIBOR loans and borrowings on same-day notice, referred to as swingline loans. As of December 31, 2005, the Company had approximately $164,200 of available borrowings under its revolving credit facility, after giving effect to approximately $185,800 of letters of credit outstanding. The Senior Credit Facility requires the Company to pay a commitment fee to the lenders for the unutilized portion of the commitment under the revolving credit facility currently equal to 0.375% per annum.

The terms of the Senior Credit Facility require the Company to maintain at least 50% of its outstanding debt at a fixed rate. To comply with the terms of the Senior Credit Facility, as further described in Note 16, on September 30, 2004, Foundation PA Coal Company (the “Issuer”) entered into several 3-year interest rate swap agreements all with identical terms, in which it pays fixed interest and receives variable interest on a notional amount of $85,000 of its term loan. Under these swaps, the Issuer receives a variable rate of 3-month US dollar LIBOR and pays a fixed rate of 3.26%. Settlement of interest payments occurs quarterly.

7.25% Senior Notes

On July 30, 2004, Foundation PA Coal Corporation, a wholly owned subsidiary of the Company, completed an offering of $300,000 of 7.25% Senior Notes due 2014 in a private placement transaction not

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

subject to the registration requirements under the Securities Act of 1933. In December 2004, $300,000 of 7.25% Notes with identical terms was registered under the Securities Act of 1933 and all of the previously issued Notes were exchanged for these registered Notes. The Notes are guaranteed on a senior unsecured basis, by FCC, and rank equally with all of the Foundation PA Coal Corporation’s other senior unsecured indebtedness. Interest on the Notes is payable on February 1 and August 1 of each year, beginning on February 1, 2005. The terms of the Notes contain restrictive covenants that limit Foundation PA Coal Corporation’s ability to, among other things, incur additional debt, pay dividends, sell or transfer assets, and make certain investments. The Notes are redeemable prior to August 1, 2009 at a redemption price equal to 100% of the principal amount plus an applicable premium.

Terms of the Company’s credit facilities contain financial and other covenants that limit the ability of the Company to among other things, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants, including maximum total leverage ratio, minimum interest coverage ratio and a maximum capital expenditures limitation. Failure by the Company to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company. The Company was in compliance with all financial covenants at December 31, 2005.

Predecessor:

Prior to the Acquisition, the Predecessor paid off all of its outstanding long term indebtedness and incurred a loss on early extinguishment of debt in July of 2004 in the amount of $21,724.

The Predecessor had a note payable outstanding with RAG Immobilien, an affiliated company, for $38,000 at December 31, 2003 bearing interest at the fixed rate of 6.85%. For the seven months ended July 29, 2004 and for the year ended December 31, 2003, the Predecessor incurred interest expense of $2,192 and $3,596, respectively, on this note. The note payable was repaid in full prior to the Acquisition on July 30, 2004.

Note 11. Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following at December 31:

	2005	2004
Post-employment benefits	$5,028	$6,365
Pension benefits	34,529	43,987
Workers’ compensation	20,525	18,938
Minimum royalty obligations	83	876
Black lung reserves	6,206	4,972
Contract settlement accrual	20,044	26,672
Asset retirement obligations	111,778	100,202
Deferred production tax	7,254	7,144
Deferred credits and other	1,847	2,299
Deferred equipment purchase commitment	18,119	—
	$225,413	$211,455

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

During 2005, the Company’s Northern Appalachia business unit took delivery of one hundred new longwall shields to remedy a warranty issue associated with shields actively used in their underground mining operations. The Company entered into a purchase commitment for the shields in the amount of $21,685, and in accordance with the payment terms related to the purchase commitment, periodic progress payments to the manufacturer are not scheduled to start until the fourth quarter of 2007, with scheduled completion within one year. As a result of this transaction, the Company recorded a deferred purchase commitment liability of $17,826 representing the present value of the future payments due in accordance with the terms of the purchase commitment. Interest expense is being recognized in a manner consistent with the established payment terms, and will increase the liability to its full value of $21,685 by the fourth quarter of 2007 when the progress payments begin. At December 31, 2005, the deferred equipment purchase commitment, including imputed interest, was $18,119.

Note 12. Employee Benefit Plans

Retirement Plans

The Company and certain of its subsidiaries sponsor two defined benefit pension plans which cover many of the salaried and nonunion represented hourly employees. The Company also sponsors a non-qualified Supplemental Executive Retirement Plan (“SERP”). Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with the Company.

Annual funding contributions to the plans are made as determined by consulting actuaries based upon the ERISA minimum funding standards. Plan assets consist of cash and cash equivalents, equity and fixed income securities, real estate mutual funds, private equity participations and participation in a hedge fund of funds.

The following table provides components of net periodic benefit cost for the indicated fiscal periods:

	Successor		Predecessor
	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004	Twelve Months Ended December 31, 2003
Service cost	$4,779	$2,095	$3,160	$4,834
Interest cost	10,009	4,185	6,431	10,646
Expected return on plan assets	(9,756)	(3,677)	(5,556)	(7,338)
Amortization of:
Prior service cost	—	(5)	23	30
Actuarial losses	118	39	2,279	3,505
Settlement charges	—	—	782	—
	5,150	2,637	7,119	11,677
Less: amounts allocated to discontinued operations	—	—	(1,155)	(1,890)
Total from continuing operations	$5,150	$2,637	$5,964	$9,787

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following tables set forth the plans’ benefit obligations, fair value of plan assets and funded status for the indicated fiscal periods:

	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004
Change in benefit obligation:
Benefit obligation at beginning of the period	$167,587	$161,811
Service cost	4,779	838
Interest cost	10,009	1,674
Plan amendment	(75)	—
Actuarial loss	15,522	3,929
Benefits paid	(7,692)	(665)
Benefit obligation at the end of the period	$190,130	$167,587
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$116,952	$105,492
Actual return on plan assets	17,224	2,584
Employer contributions	6,411	9,541
Benefits paid	(7,692)	(665)
Fair value of plan assets at end of period	132,895	116,952
Funded status	(57,235)	(50,635)
Unrecognized net actuarial loss	10,739	2,804
Unrecognized prior service cost	(75)	—
Accrued benefit cost at measurement date	(46,571)	(47,831)
Expense accrued after measurement date	(1,582)	(1,582)
Net contribution made after measurement date	1,050	—
Accrued benefit cost at end of year	$(47,103)	$(49,413)

Amounts recognized in the consolidated balance sheets consisted of the following as of:

	December 31,
	2005	2004
Accrued benefit liability	$(49,968)	$(49,931)
Additional minimum pension liability included in accumulated other comprehensive loss	2,865	518
Net amount recognized	$(47,103)	$(49,413)

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets as of:

	December 31,
	2005	2004
Projected benefit obligation	$190,130	$167,587
Accumulated benefit obligation	175,626	153,314
Fair value of plan assets	132,895	116,952

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The provisions of SFAS No. 87 require the recognition of an additional minimum pension liability and related intangible asset to the extent that the accumulated benefit obligation exceeds plan assets. As of December 31, 2005 and 2004, the Company has recorded $2,865 and $518, respectively, to reflect the minimum pension liability. The current portion of the Company’s pension liability, representing employer contributions payable to the plans, reflected in accrued expenses and other current liabilities at December 31, 2005 and 2004 was $15,439 and $5,944, respectively. The noncurrent portion of the Company’s pension liability as reflected in other noncurrent liabilities at December 31, 2005 and 2004 was $34,529 and $43,987, respectively.

The weighted-average actuarial assumptions used in determining the benefit obligations at the end of each year were as follows:

	December 31,
	2005	2004
Discount rate	5.60%	6.00%
Rate of increase in future compensation	4.00%	4.00%
Measurement date	September 30, 2005	September 30, 2004

The weighted-average actuarial assumptions used to determine net periodic benefit cost for each year were as follows:

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,
	2005	2004	2004
Discount rate	6.00%	6.25%	6.25%
Rate of increase in future compensation	4.00%	4.00%	4.00%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Measurement date	September 30, 2004	July 30, 2004	September 30, 2003

The expected long-term return on plan assets is established at the beginning of each year by the Company’s Benefits Committee in consultation with the plans’ actuaries and outside investment advisor. This rate is determined by taking into consideration the plans’ target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, inflation assumptions and the expected additional value from active management of the plans’ assets. For the determination of net periodic benefit cost in 2006, the Company will utilize an expected long-term return on plan assets of 8.00%.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Assets of the two plans are commingled in the Foundation Coal Defined Benefit Plans Master Trust (“Master Trust”) and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with the Master Trust’s outside investment advisor. The plans’ target allocation for 2006 and the actual asset allocation as reported at December 31, 2005 and 2004 are as follows:

Asset Category	Target Allocation Percentages 2006	Percentage of Plan Assets 2005	Percentage of Plan Assets 2004
Cash and cash equivalents	—%	0.3%	—%
Equity funds	55.0	56.8	58.5
Fixed income funds	22.0	22.0	21.6
Private equity	5.0	2.5	2.2
Absolute return funds	8.0	7.4	7.8
Real estate mutual funds	10.0	11.0	9.9
Total	100.0%	100.0%	100.0%

The asset allocation targets have been set with the expectation that the plans’ assets will fund the plans’ expected liabilities within an appropriate level of risk. In determining the appropriate target asset allocations the Benefits Committee has relied in part upon an Asset/Liability Study performed by the Master Trust’s outside investment advisor. This study considers the demographics of the plans’ participants, the funding status of each plan, the Company’s contribution philosophy, the Company’s business and financial profile and other associated risk factors. The plans’ assets are periodically rebalanced among the major asset categories to maintain the asset allocation within a range of approximately plus or minus 2% of the target allocation.

For the twelve months ended December 31, 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004, $7,461 and $9,541, respectively, of cash contributions were made to the defined benefit retirement plans.

All of our hourly employees in Pennsylvania and Illinois represented by the UMWA are covered under multi-employer defined benefit pension plans administered by the UMWA. Company contributions to these multi-employer plans and other contractual payments under the UMWA wage agreement, which are expensed when paid, are based primarily on hours worked and amounted to $1,370, $672, $610 and $1,139 for the twelve months ended December 31, 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004, the seven months ended July 29, 2004 and the twelve months ended December 31, 2003, respectively.

The Company and certain of its subsidiaries maintain several defined contribution and profit sharing plans that cover a portion of its employees. Generally, under the terms of the plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s expense related to these plans was $4,899, $1,737, $2,496 and $4,120 for the twelve months ended December 31, 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004, the seven months ended July 29, 2004 and the twelve months ended December 31, 2003, respectively.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

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

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted in the United States. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of postretirement medical benefit plans such as the Company’s plan as long as the provided benefits are actuarially equivalent to Medicare Part D. In the second quarter of 2004, the FASB finalized guidance with respect to accounting for the effects of the Act issued in FSP No. FAS 106-2. As of December 31, 2004, the Company has accounted for the effects of the Act in its measurement of its accumulated postretirement benefit obligation under purchase accounting and the effect of the offset to net periodic postretirement benefit costs. The Act reduced the Company’s accumulated postretirement benefit obligation as of December 31, 2005 and December 31, 2004 by approximately $63,600 and $79,700, respectively, and its net periodic postretirement medical and life insurance benefit cost for twelve months ended December 31, 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004 by approximately $4,100 and $2,200, respectively.

The Centers for Medicare and Medicaid Services (“CMS”) issued final regulations related to the Medicare Modernization Act (“MMA”) on January 21, 2005. The Company has elected to continue to provide primary prescription drug benefits to Medicare eligible participants and to apply for federal subsidy payments under the MMA beginning January 1, 2006.

The following table provides components of net periodic benefit cost for the indicated fiscal periods:

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,	Twelve Months Ended December 31,
	2005	2004	2004	2003
Service cost	$7,248	$2,790	$4,039	$5,200
Interest cost	29,759	11,605	17,501	27,863
Amortization of:
Prior service cost	—	—	348	730
Actuarial losses	—	—	7,703	7,915
Settlement charges	—	—	(4,086)	—
	37,007	14,395	25,505	41,708
Amounts allocated to discontinued operations	—	—	3,763	(972)
Total from continuing operations	$37,007	$14,395	$29,268	$40,736

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following tables set forth the plans’ benefit obligations, fair value of plan assets and funded status for the indicated fiscal periods:

	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004
Change in benefit obligation:
Net benefit obligation at beginning of the period	$483,051	$465,669
Service cost	7,248	1,116
Interest cost	29,759	4,642
Actuarial loss	64,213	15,430
Benefits paid	(20,507)	(3,806)
Net benefit obligation at end of the period	$563,764	$483,051
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	20,507	3,806
Benefits paid	(20,507)	(3,806)
Fair value of plan assets at end of period	—	—
Funded status	(563,764)	(483,051)
Unrecognized net actuarial loss	79,644	15,430
Unrecognized prior service cost	—	—
Accrued benefit cost at measurement date	(484,120)	(467,621)
Expense accrued after measurement date	(8,644)	(8,644)
Employer contributions made after measurement date	4,882	5,232
Accrued benefit cost at end of year	(487,882)	(471,033)
Less: current portion	23,464	21,350
Noncurrent obligation	$(464,418)	$(449,683)

The weighted-average assumptions used to determine the benefit obligation as of the end of each year were as follows:

	December 31,
	2005	2004
Discount rate	5.60%	6.00%
Rate of increase in future compensation	4.00%	4.00%
Measurement date	September 30, 2005	September 30, 2004

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,
	2005	2004	2004
Discount rate	6.00%	6.25%	6.25%
Rate of increase in future compensation	4.00%	4.00%	4.00%
Expected long-term return on plan assets	N/A	N/A	N/A
Measurement date	September 30, 2004	July 30, 2004	September 30, 2003

The following presents information about the weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate):

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,
	2005	2004	2004
Health care cost trend rate assumed for the next year	9.00%	8.00%	8.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2010	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects as of and for the year ended December 31, 2005:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total service and interest cost components	$5,931	$(4,692)
Effect on postretirement benefit obligation	69,225	(56,039)

The Company’s postretirement medical and life insurance plans are unfunded. For the twelve months ended December 31, 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004 and for the seven months ended July 29, 2004, the Company paid $20,157, $9,038 and $11,441, respectively, in postretirement medical and life insurance benefits.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following represents expected future benefit payments for the next ten fiscal years, which reflect expected future service, as appropriate and the expected federal subsidy related to the Act:

	Pension Benefits	Other Postretirement Benefits	Expected Federal Subsidy
2006	$7,734	$24,260	$796
2007	7,348	26,569	1,770
2008	7,760	28,438	1,971
2009	9,956	30,534	2,154
2010	9,924	32,569	2,317
Years 2011–2015	78,723	195,687	14,660
	$121,445	$338,057	$23,668

The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers). The Company treats its obligations under the Coal Act as participation in a multi-employer plan and recognizes the expense as premiums are paid. Expense relative to premiums paid for the twelve months ended December 31, 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004, the seven months ended July 29, 2004 and the twelve months ended December 31, 2003, was $1,809, $549, $587 and $648, respectively. As required under the Coal Act, the Company’s obligation to pay retiree medical benefits to its UMWA retires is secured by letters of credit in the amount of $23,425 as of December 31, 2005.

Other Employee Benefit Plans

The Company has a number of post-employment plans covering severance, disability income and continuation of health care and life insurance benefits for disabled employees. At December 31, 2005 and 2004, the discounted accumulated post-employment benefit liability for these plans consisted of a current amount of $1,234 and $1,489, respectively, included in accrued expenses and other current liabilities (wages and employee benefits) and a noncurrent amount of $5,028 and $6,365, respectively, included in other noncurrent liabilities.

The Company provides health care coverage for all of its employees under a number of plans. The Company is self-insured for the cost of these benefits. During the twelve months ended December 31, 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004, the seven months ended July 29, 2004 and the twelve months ended December 31, 2003, total claims expense of $31,087, $12,808, $15,919 and $27,772, respectively, was incurred, which represents the claims processed and an estimate for claims incurred but not reported.

Note 13. Pneumoconiosis (Black Lung) Expense and Trust

The Company is self-insured with respect to black lung medical and disability benefits to its employees and their dependants under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various state workers’ compensation statutes. The Company pays black lung benefits through the tax-exempt Foundation Coal Black Lung Benefits Trust (Trust). Assets of the Trust are invested solely in United States Treasury Notes and Bonds.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The present value of accumulated black lung obligations is calculated bi-annually by an independent actuary. This calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. These assumptions are derived from Company experience and credible outside sources.

Black lung expense is calculated using the service cost methodology of SFAS No. 106. Actuarial gains and losses and prior service costs are amortized over the remaining service lives of the active miners. The discount rate used to calculate the present value of accumulated benefits at December 31, 2005 is 5.60%. The assumed annual investment rate of return on the Trust assets is 4.50%. Benefits are assumed to increase at an annual rate of 3.50%.

The annual actuarial measurement date of the plan is September 30.

The following tables set forth the accumulated black lung benefit obligations, fair value of plan assets and funded status for the indicated fiscal periods:

	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004
Change in benefit obligation:
Benefit obligation at beginning of period	$21,134	$20,310
Service cost	494	84
Interest cost	1,240	208
Actuarial loss	2,394	1,139
Benefits paid	(1,625)	(607)
Benefit obligation at end of period	$23,637	$21,134
Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$15,157	$15,662
Actual return on plan assets	86	102
Benefits and other payments	(1,625)	(607)
Fair value of plan assets at end of period	13,618	15,157
Funded status	(10,019)	(5,977)
Unrecognized net actuarial loss	4,220	1,200
Accrued benefit cost at measurement date	(5,799)	(4,777)
Expense accrued after measurement date	(407)	(195)
Accrued benefit cost at end of year	$(6,206)	$(4,972)

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following table provides components of net periodic benefit cost (credit) for the indicated fiscal periods:

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,	Twelve Months Ended December 31,
	2005	2004	2004	2003
Service cost	$494	$210	$309	$401
Interest cost	1,240	519	752	1,306
Expected return on plan assets	(852)	(406)	(568)	(1,194)
Amortization of:
Transition asset	—	—	(148)	(275)
Prior service cost	—	—	79	14
Actuarial losses	352	—	319	212
Settlement of certain state obligations	—	—	—	192
Net periodic expense	1,234	323	743	656
Amounts allocated to discontinued operations	—	—	(13)	(28)
Total from continuing operations	$1,234	$323	$730	$628

Note 14. Workers’ Compensation Benefits

The Company is largely self-insured for workers’ compensation claims. The liability for workers’ compensation claims is an actuarially determined estimate of the undiscounted ultimate losses to be incurred on such claims based on the Company’s experience, and includes a provision for incurred but not reported losses. Adjustments to the probable ultimate liability are made semi-annually based on subsequent developments and experience and are included in operations as they are determined. These obligations are secured by letters of credit in the amount of $34,124 and surety bonds in the amount of $9,574.

The liability for self-insured workers’ compensation benefits at December 31, 2005 and 2004 was $28,822 and $28,655, respectively, including a current portion of $8,297 and $9,717, respectively, which is included in accrued expenses and other current liabilities. Workers’ compensation expense for the twelve months ended December 31, 2005, for the period from April 23, 2004 (date of incorporation) to December 31, 2004, the seven months ended July 29, 2004 and for the twelve months ended December 31, 2003 was $14,219, $6,374, $10,383 and $12,157, respectively, and is included in cost of coal sales in the consolidated statements of operations.

Note 15. Stock-Based Compensation

On July 30, 2004, FCL’s board of directors adopted the FCL 2004 Stock Incentive Plan (“the Plan”), which is designed to assist the Company in recruiting and retaining key employees and consultants. The Plan permits FCL to grant to its key employees and consultants, including employees and consultants of The Company stock options, stock appreciation rights, restricted stock grants or other stock-based awards.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The Plan is currently authorized for the issuance of awards based on FCL’s stock for up to 5,978,483 shares of common stock.

FCL granted 145,980 and 5,004 FCL restricted stock performance units (“performance units”) to certain key employees of the Company in March and May 2005, respectively. The March and May performance units are earned each December 31, beginning December 31, 2005 and ending December 31, 2007, contingent upon the achievement of certain annual performance targets. The earned units vest subject to continued employment with the company through March 17, 2008, at which time shares of common stock of FCL will be awarded. FCL granted 15,000 FCL time restricted stock units (“time units”) and 34,992 performance units to a key employee of the Company on December 7, 2005. The time units are earned ratably each December 31, beginning December 31, 2006 and ending December 31, 2008. The December performance units are earned each December 31, beginning December 31, 2006 and ending December 7, 2008, contingent upon the achievement of certain annual performance targets. The earned units vest subject to continued employment with the company through March 17, 2009, at which time shares of common stock will be awarded. At December 31, 2005, 48,652 restricted stock performance units were earned, based on the achievement of performance targets. During the twelve months ended December 31, 2005, 5,028 performance units were forfeited. The weighted-average grant date fair-value of restricted stock units issued is $27.75 per share. The Company recorded $1,509 of compensation expense related to the FCL restricted stock units earned during 2005.

At December 31, 2004, options to acquire 3,536,432 shares of FCL common stock had been issued to eight members of senior management of the Company. No options were granted during the twelve months ended December 31, 2005. Of the total options granted, there were 982,343 options granted at an exercise price of $4.87 per share, which are subject to continued employment, vest and become exercisable on each December 31 beginning December 31, 2004 and ending on December 31, 2008. Additionally, there were 2,554,089 options granted at an exercise price of $8.53 per share, which are subject to continued employment, vest and become exercisable on the eighth anniversary of the date of grant and provide for partial accelerated vesting each calendar year through December 31, 2008 upon achievement of certain annual performance targets. During the period from February 9, 2004 (date of formation) through December 31, 2004, 255,409 of the options granted at the $8.53 per share exercise price vested on an accelerated basis as a result of achieving certain performance targets. During the twelve months ended December 31, 2005, 25,541 of these vested options were exercised. Also during the twelve months ended December 31, 2005, an additional 766,230 of the options granted at the $8.53 per share exercise price vested on an accelerated basis as a result of achieving the performance targets for the twelve months ended December 31, 2005. As of December 31, 2005, 996,098 of the options granted at the $8.53 per share exercise price have vested and are exercisable. These options expire on the 10th anniversary of the date of grant.

No stock-based employee compensation expense related to the issuance of stock options has been reflected in net earnings, as all options granted under this plan have been at an exercise price equal to or greater than FCL’s estimate of the market value of the underlying stock on the date of grant. The fair market value of FCL’s common stock was estimated by the board of directors to be approximately $4.87 per share at the time of the grants. As FCL’s common stock was not then publicly traded, this fair market value was based on the per share price of FCL’s common stock paid at the time of the Acquisition, which was completed just prior to the grant of the options.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following table summarizes the FCL stock option activity for the twelve months ended December 31:

	2005		2004
	Number of Shares	Weighted- average Exercise Price	Number of Shares	Weighted- average Exercise Price
Outstanding at January 1 (April 23, 2004 (date of incorporation))	3,536,432	$7.51	—	$—
Granted	—	$—	3,536,432	$7.51
Exercised	45,188	$6.94	—	$—
Forfeited and expired	—	$—	—	$—
Outstanding at December 31	3,491,244	$7.52	3,536,432	$7.51

The following table summarizes information about stock options outstanding at December 31, 2005 and 2004, with exercise prices equal to the fair market value on the date of grant:

	2005
	Options Outstanding			Options exercisable
Exercise Price	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise Price
$4.87	962,696	8.6 years	$4.87	373,293	$4.87
$8.53	2,528,548	8.6 years	$8.53	996,098	$8.53

	2004
	Options Outstanding			Options exercisable
Exercise Price	Number Outstanding	Weighted- average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable	Weighted- average Exercise Price
$4.87	982,343	9.6 years	$4.87	196,469	$4.87
$8.53	2,554,089	9.6 years	$8.53	255,409	$8.53

Note 16. Derivative Instruments and Hedging Activities

The Company’s initial objective for holding or issuing derivative instruments is to mitigate its exposure to interest rate risk. The Company’s strategy for minimizing interest rate exposure on variable rate debt is to lock into fixed rates of interest with pay-fixed, receive-variable interest rate swaps.

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85,000. The term of these swaps is for three years. Under these swaps, the Company receives a variable rate of three month US dollar LIBOR and pays a fixed rate of 3.26%. Settlement of interest payments occurs quarterly. The Company was required to enter into these swaps in order to maintain at least 50% of its outstanding debt at a fixed rate as required by the Senior Credit Facility. These swap agreements essentially convert $85,000 of the Company’s variable rate borrowings under the Senior Credit Facility to fixed rate borrowings for a three year period beginning September 30, 2004. Effective January 1, 2005, upon completion of the effectiveness testing and related

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

documentation required in accordance with SFAS No. 133, the Company determined it was appropriate to designate these interest rate swaps as cash flow hedges of the variable interest payments due on $85,000 of its variable rate debt. At December 31, 2005, the fair value of this hedge was $2,143 which was recorded as a noncurrent asset and the offsetting unrealized gain of $964, net of tax expense was recorded in accumulated other comprehensive income. At December 31, 2004, the fair value of these swaps was $530 which was recorded as a noncurrent asset.

The Predecessor entered into an interest rate swap agreement effective June 20, 1999 to manage its exposure to fluctuations in interest rates relating to its outstanding variable rate debt. The interest rate swap agreement was designated as a cash flow hedge, and was designated to be perfectly effective by matching the terms of the swap agreement with the debt. The contract’s notional amount was $434,000 at inception, and declined semi-annually over the life of the contract in proportion to the Predecessor’s outstanding balance on its related debt. The Predecessor paid a fixed rate of 6.55% and received six-month LIBOR which reset every 180 days. The maturity date of the contract was July 30, 2009.

In connection with the definitive Stock Purchase Agreement for the sale of the RAG Colorado Business Unit entered into on February 29, 2004, the Predecessor notified the holders of the variable rate notes of their intention to repay the notes. Accordingly, the interest rate swaps no longer qualified for hedge accounting treatment and in the quarter ended March 31, 2004, the unrealized loss of $48,854 included in accumulated other comprehensive income was recognized as a pre-tax charge included in net income. The Predecessor settled the interest rate swaps in April 2004. Between February 29, 2004 and April 27, 2004, mark-to-market gains on the interest rate swaps of $5,804 were included in other income. See Note 28.

The Company uses short and long-term contracts to buy and sell coal. The Company has also entered into purchase agreements for certain commodities used in its operations. These contracts generally have fixed pricing and do not provide for net settlement and therefore are not considered derivative financial instruments.

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

Cash and cash equivalents, trade accounts receivable, trade accounts payable, accrued expenses and other current liabilities:   The carrying amounts approximate fair value because of the short maturity of these instruments.

Prepaid SO2 allowances:   SO2 allowances are purchased by the Company to satisfy coal sales contractual obligations. The fair value is estimated based on current market prices as of December 31, 2005 and 2004.

Long-term debt:   The fair value of long-term debt is estimated based on a current market rate of interest offered to the Company for debt of similar maturities.

Interest rate swaps:   The fair values of interest rate swap contracts were based on benchmark transactions entered into on terms substantially similar to those entered into by the Company. Based on

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

these estimates as of December 31, 2005 and 2004, the Company would have received $2,143 and $530, respectively, if its interest rate swaps were terminated.

The estimated fair values of financial instruments at December 31 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Prepaid SO2 allowances	$1,204	$2,672	$780	$1,913
Long-term debt	635,000	638,857	685,000	700,234
Interest rate swaps	2,143	2,143	530	530

Note 18. Asset Retirement Obligations

The Company’s mining activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. Estimated future reclamation costs are based principally on legal and regulatory requirements.

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. As a result, the Company recognized a reduction in liabilities of $10,088; a decrease in mining properties and mineral rights, net of accumulated depletion, of $12,460 related to amounts recorded in previous asset purchase transactions from assumption of pre-acquisition reclamation liabilities; a decrease in net deferred tax liability of $891; and a cumulative effect of a change in accounting, net of tax of $1,481. The $3,649 cumulative effect of accounting change as depicted in the Statement of Consolidated Operations and Comprehensive Income (Loss) also includes $2,168, net of tax, associated with the Colorado business unit discussed in Note 28.

The following table describes all changes to the Company’s asset retirement obligations from December 31, 2004 through December 31, 2005:

Asset retirement obligations, December 31, 2004	$104,600
Accretion expense	8,507
Liabilities incurred	1,451
Revisions in estimated cash flows	3,558
Liabilities settled	(1,962)
Asset retirement obligations, December 31, 2005	$116,154

The current portions of the asset retirement obligation liabilities of $4,376 and $4,398 at December 31, 2005 and 2004, respectively, are included in accrued expenses and other current liabilities. See Note 9. The noncurrent portions of the Company’s asset retirement obligation liabilities of $111,778 and $100,202 at December 31, 2005 and 2004, respectively, are included in other noncurrent liabilities. See Note 11. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2005 or 2004. At December 31, 2005, regulatory obligations for asset

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

retirements are secured by surety bonds in the amount of $234,608. These surety bonds are partially collateralized by letters of credit issued by the Company.

Note 19. Income Taxes

Total income tax (expense) benefit consisted of the following:

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,	Twelve Months Ended December 31,
	2005	2004	2004	2003
Income tax (expense) benefit from continuing operations	$(46,461)	$(13,600)	$51,824	$191
Income tax (expense) from discontinued operations	—	—	(5,459)	(5,964)
Deferred benefit (expense) related to components of other comprehensive income	285	192	(16,890)	(1,617)
Tax (expense) benefit of cumulative effect of accounting changes	—	—	—	2,171
	$(46,176)	$(13,408)	$29,475	$(5,219)

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Income tax expense from continuing operations consisted of the following:

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,	Twelve Months Ended December 31,
	2005	2004	2004	2003
Current federal tax (expense)	$(15,520)	$(3,180)	$—	$—
Current state tax (expense)	(4,196)	(224)	(34)	(1,100)
	(19,716)	(3,404)	(34)	(1,100)
Deferred federal tax (expense) benefit	(24,104)	(8,089)	49,434	1,108
Deferred state tax (expense) benefit	(2,641)	(2,107)	2,424	183
	(26,745)	(10,196)	51,858	1,291
Total income tax (expense) benefit	$(46,461)	$(13,600)	$51,824	$191

The following is a reconciliation between the amount determined by applying the United States federal income tax rate of 35% to income before income taxes and the actual income tax expense:

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,	Twelve Months Ended December 31,
	2005	2004	2004	2003
Federal statutory income tax (expense) benefit	$(47,377)	$(9,827)	$49,845	$(9,035)
Other (increase) decrease:
State income tax (expense), net of U. S. federal tax benefit	(4,444)	(2,366)	(2,089)	(596)
Excess percentage depletion	10,220	2,374	2,936	10,243
Expiration of net operating loss carryforwards	—	—	(35)	(425)
Change in valuation allowance	(6,469)	(3,022)	4,561	425
Difference in net operating loss carry forward utilization	—	—	456	—
Nondeductible expenses and other	(945)	(759)	(3,850)	(421)
Non-taxable income	2,554	—	—	—
Total income tax (expense) benefit	$(46,461)	$(13,600)	$51,824	$191

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following at December 31:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$1,936	$20,673
Alternative minimum tax credit carry forward	28,073	10,574
Postretirement benefits	213,243	180,003
Pension cost, net	19,007	12,737
Coal supply agreements, net	37,243	53,798
Reclamation and mine closure, net	9,313	5,568
Accrued expenses	14,227	15,069
Other	15,581	23,264
Total gross deferred tax assets	338,623	321,686
Less valuation allowance	28,073	10,574
Deferred tax assets, net of valuation allowance	$310,550	$311,112

	2005	2004
Deferred tax liabilities:
Plant and equipment	$(48,069)	$(59,596)
Coal reserves—leased and owned	(298,648)	(364,205)
Prepaid expenses	(25,160)	(2,999)
Other	(1,369)	(2,995)
Total gross deferred tax liabilities	(373,246)	(429,795)
Net deferred tax liabilities	$(62,696)	$(118,683)

The 2005 increase in deferred tax liabilities specific to prepaid expenses primarily represents temporary differences of $19,080 for deferred overburden and $3,900 for prepaid insurance.

At the July 30, 2004 acquisition date, the Company recorded a valuation allowance of $7,552 for Alternative Minimum Tax credits that the Company does not consider more likely than not will be utilized. The valuation allowance was increased by $3,022 subsequent to the July 29, 2004 acquisition date.  During the twelve months ended December 31, 2005, the valuation allowance was further increased by $17,499, consisting of $6,469 specific to the 2005 provision and $11,030 resulting from the Company recording final purchase accounting adjustments in 2005 related to the July 30, 2004 acquisition. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2005 will be allocated $18,582 to purchase accounting and $9,491 to income tax benefit that would be reported in income from continuing operations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management has established a valuation allowance of $28,073 and $10,574 at December 31, 2005 and December 31, 2004, respectively. The established valuation allowance is specifically for Alternative Minimum Tax credits as the Company does not consider it more likely than not that the credits will be utilized.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

As of December 31, 2005, the Company has no federal net operating loss carryforwards, however, it does have $29,811 of state net operating loss carryforwards that primarily expire from 2014 to 2023.

State franchise tax expense for the twelve months ended December 31, 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004, for the seven months ended July 29, 2004 and for the twelve months ended December 31, 2003 was $718, $708, $484, and $1,533, respectively. State franchise taxes are included in cost of coal sales in the combined statements of operations.

Note 20. Stockholder Equity

Refer to Note 2 for discussion regarding the formation, recapitalization and initial public offering of the Company.

The Company has 100 authorized shares of $0.01 par value common stock, all of which were outstanding at December 31, 2005 and 2004.

Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income, net of tax, consisted of the following at December 31:

	2005	2004
Minimum pension liability	$(1,741)	$(326)
Unrealized gain on interest rate swaps	964	—
Total	$(777)	$(326)

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

Successor:

Operating segment results for the year ended December 31, 2005 were as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$327,595	$483,511	$416,976	$88,847	$1,316,929
Income from operations	23,564	174,555	49,624	(51,875)	195,868
Depreciation, depletion and amortization	67,869	77,942	57,786	7,589	211,186
Amortization of coal supply agreements	19,070	(57,084)	(42,047)	(4,842)	(84,903)
Capital expenditures	44,293	50,817	36,939	8,167	140,216
Total assets	$561,417	$896,965	$450,238	$99,491	$2,008,111

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Operating segment results for the period from April 23, 2004 (date of incorporation) through December 31, 2004 were as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$140,237	$128,072	$122,050	$54,237	$444,596
Income from operations	3,454	49,421	21,829	(21,400)	53,304
Depreciation, depletion and amortization	32,604	27,315	21,948	2,976	84,843
Amortization of coal supply agreements	18,630	(47,534)	(35,393)	(2,941)	(67,238)
Capital expenditures	4,199	14,200	5,237	9,937	33,573
Total assets	$617,009	$900,954	$432,949	$149,048	$2,099,960

Predecessor:

Operating segment results for the seven months ended July 29, 2004 were as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$179,758	$160,562	$159,004	$51,711	$551,035
Income from operations	30,748	(10,368)	(9,797)	(45,473)	(34,890)
Depreciation, depletion and amortization	10,918	27,864	18,761	3,693	61,236
Amortization of coal supply agreements	7,521	391	—	925	8,837
Capital expenditures	$11,483	$26,519	$12,248	$2,445	$52,695

Operating segment results for the year ended December 31, 2003 were as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$305,622	$330,018	$263,771	$94,935	$994,346
Income from operations	47,669	28,971	5,744	(56,347)	26,037
Depreciation, depletion and amortization	18,141	46,314	30,251	5,058	99,764
Amortization of coal supply agreements	15,042	936	—	1,935	17,913
Capital expenditures	8,925	50,996	26,270	10,957	97,148
Total assets(1)	$428,859	$639,733	$251,399	$351,856	$1,671,847

(1)          Total assets exclude discontinued operations of $192,918 for the sale of the Colorado Business Unit as illustrated in Footnote 28.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Reconciliation of segment income from operations to consolidated income (loss) before income tax expense (benefit) is as follows:

	Successor		Predecessor
	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004	Twelve Months Ended December 31, 2003
Total segment income (loss) from operations	$195,868	$53,304	$(34,890)	$26,037
Interest expense	(59,495)	(26,677)	(18,010)	(46,903)
Loss on termination of hedge accounting for interest rate swaps	—	—	(48,854)	—
Contract settlement	—	—	(26,015)
Loss on early debt extinguishment	—	—	(21,724)
Mark-to-market gain on interest rate swaps	—	530	5,804	—
Interest income	1,161	507	1,274	3,183
Litigation settlements	—	—	—	43,500
Income (loss) before income tax expense (benefit)	$137,534	$27,664	$(142,415)	$25,817

Note 22. Related Party Transactions

Successor

Alpha Coal Sales, LLC is related to the Company through indirect common ownership. First Reserve and AMCI beneficially own a controlling interest in the parent entity of Alpha Coal Sales, LLC. Coal sales to this affiliate during 2005 and 2004 totaled $27,870 and $9,704, respectively. The Company further had trade receivables of $2,827 and $667 at December 31, 2005 and 2004, respectively.

On September 14, 2005, First Reserve Fund IX L.P. (“First Reserve”) FCL, and certain other shareholders of FCL entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) as representative of several underwriters (the “Underwriters”) providing for the sale by First Reserve of 4,250,000 shares of FCL’s common stock to the Underwriters. On September 20, 2005, First Reserve completed the sale of these shares of FCL’s common stock in a public offering. As a result, First Reserve’s ownership interest in FCL was reduced to less than nine percent. On January 24, 2006, 4,154,045 shares of common stock of FCL were distributed by First Reserve to First Reserve’s limited and other partners. The 4,154,045 shares that were distributed represented all of the remaining shares of FCL owned by First Reserve.

AMCI Acquisition, LLC was merged with and into AMCI Acquisition III, LLC (“AMCI III”) on September 13, 2005. On September 14, 2005, AMCI III, FCL, and certain other shareholders of FCL entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) as representative of several underwriters (the “Underwriters”) providing for the sale by AMCI III of 1,500,000 shares of common stock to the Underwriters. On September 20, 2005, AMCI III completed the sale of these shares of common stock in a public offering. As a result,  AMCI III ownership interest in FCL was reduced to less than three percent of FCL’s common stock.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

On October 26, 2005, Hans J. Mende, AMCI Acquisition, LLC’s President, resigned from Foundation Coal Holdings, Inc.’s Board of Directors. Mr. Mende was one of First Reserve’s designees to the Foundation Coal Holdings, Inc.’s Board of Directors pursuant to the stockholders agreement among Foundation Coal Holdings, Inc., affiliates of Blackstone, First Reserve Fund IX, L.P., AMCI Acquisition, LLC and other identified parties.

Predecessor

The Company purchases longwall mining equipment for its underground mines, along with related repair parts and services, from DBT America, Inc. which is also a wholly owned subsidiary of RAG Coal International AG, the parent of the Predecessor. Such purchases are made on a competitive basis and management believes the transactions were concluded on similar terms to those prevailing among unaffiliated parties. During the seven months ended July 29, 2004 and the year ended December 31, 2003, purchases from DBT America, Inc. totaled $11,138 and $20,268, respectively, including capital equipment purchases of $9,391 and $15,070, respectively. During 2003, the Company sold DBT America, Inc. $741 of used equipment and parts. During 2004, the Company sold land and a building to DBT America, Inc. from one of the closed operations for $600.

CoalARBED International Trading (a general partnership), RAG Trading Americas Corporation and RAG Verkauf are related to the Company through indirect common ownership. Coal sales to these affiliates totaled $13,358 and $17,024 for the seven months ended July 29, 2004 and the year ended December 31, 2003, respectively.

Riverton Coal Production collected $200 and $472 in 2004 and 2003, respectively, from RAG Coal International AG pursuant to an agreement to reimburse premiums paid to the UMWA Combined Benefit Fund. The agreement ended July 29, 2004.

Related party affiliation with the aforementioned entities ceased at the acquisition date of July 29, 2004.

Note 23. Lease and Mineral Royalty Obligations

Certain of the Company’s mineral leases require minimum annual royalty payments, whereas others require royalty payments only at the time of production or shipment. A substantial amount of the coal mined by the Company is produced from reserves leased from the owner of the coal. The Company leases office facilities, equipment and land under certain operating lease agreements that expire through 2010 and have various renewal options.

Accrued minimum royalties that are not recoverable from future coal production consisted of the following at December 31:

	2005	2004
Minimum future royalties	$1,000	$5,000
Less imputed interest at 7.00%	(11)	(224)
Present value of future payments	989	4,776
Less current portion	(989)	(4,000)
	$—	$776

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Minimum future rental commitments and royalties under noncancelable leases are set forth in the table below:

Year Ended December 31	Operating Leases	Mineral Royalties
2006	$5,932	$1,000
2007	3,061	—
2008	2,393	—
2009	2,243	—
2010	1,510	—
Thereafter	4,623	—
Total payments	$19,762	$1,000

Rent expense and mineral royalties charged to cost of coal sales were as follows:

	Successor		Predecessor
	Twelve Months Ended December 31,	For the Period From April 23, 2004 (date of incorporation) Through December 31,	Seven Months Ended July 29,	Twelve Months Ended December 31,
	2005	2004	2004	2003
Rent expense	$11,176	$3,606	$6,761	$12,962
Mineral royalties	58,423	23,082	30,030	50,876

Note 24. Other Revenues

Other revenues and income consisted of the following:

	Successor		Predecessor
	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004	Twelve Months Ended December 31, 2003
Other revenue:
Coal sales contract settlements	$(2,028)	$(2,176)	$(1,296)	$235
Royalty income	3,958	2,433	1,696	4,409
Synfuel fees	7,259	1,938	2,281	1,520
Coalbed methane	6,265	3,543	1,338	1,206
Transloading and plant processing fees	2,855	933	867	1,804
Natural gas	942	346	301	395
Gain (loss) on disposition of assets and subsidiaries	666	(405)	960	4,761
Gain from settlement of asset retirement obligations	—	—	—	1,374
Other	4,601	1,949	6	2,658
Total other revenue	$24,518	$8,561	$6,153	$18,362

Note 25. Closed Mining Locations

The Company owns five mining locations that were closed in prior years due to geologic conditions or depletion of economic reserves. All these locations are currently in final reclamation at varying stages. Carrying values, which have been adjusted to fair value less costs to sell, include amounts for land and

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

equipment of $2,694 and $6,019 as of December 31, 2005, and 2004, respectively. Timing of the sales for this land and equipment will depend on completion of reclamation and subsequent regulatory release and real estate and used equipment markets. These amounts are included in owned surface lands and property, and plant and equipment, net.

Note 26. Concentration of Credit Risk and Major Customers

The Company markets its coal principally to electric utilities in the United States. As of December 31, 2005 and 2004, trade accounts receivable from electric utilities totaled approximately $91,700 and $55,230, respectively. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Credit losses are provided for in the consolidated financial statements and historically have been minimal. The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. The prices for some multi-year contracts are adjusted based on economic indices or the contract may include year-to-year specified price changes. Quantities sold under some contracts may vary annually within certain limits at the option of the customer. For the twelve months ended December 31, 2005, the Company’s 10 largest customers accounted for approximately 53% of total coal sales with the largest customer being approximately 14%. The Northern Appalachia, Central Appalachia, and Other segments all reported revenue from the largest customer. For Successor and Predecessor periods in 2004, the Company’s 10 largest customers accounted for approximately 56% of total coal sales, with the largest customer being approximately 9%. For the twelve months ended December 31, 2003, the Company’s 10 largest customers accounted for 54% of total coal sales, with the largest customer accounting for approximately 11% of total coal sales.

Note 27. Contingencies and Commitments

General

The Company follows SFAS No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies and legal expenses associated with the contingency are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a loss may be incurred.

Guarantees

Our former parent company, Cyprus Amax Minerals Company, remains a guarantor with regard to the following obligation included in the consolidated financial statements of the Company.

Future minimum royalties payable under leases through the first quarter 2006 to Blackhawk Coal Company, an affiliate of American Electric Power. Under the terms of the Stock Purchase Agreement, dated May 12, 1999 between RAG Coal International AG and Cyprus Amax Mineral Company, the Predecessor guaranteed Cyprus Amax’ performance under this obligation by issuing an irrevocable letter of credit to secure the minimum royalty payments still due. The Company assumed this guarantee in the Acquisition. The amount of this letter of credit is reduced as the Company makes the scheduled payments. As of December 31, 2005 the letter of credit amount was $3,000. The last scheduled minimum royalty payment was made on March 1, 2006.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Neweagle Industries, Inc. (“Neweagle”) is a wholly-owned indirect subsidiary of the Company. Starting in early 2001, Neweagle supplied and sold coal to Arch Coal Sales Company, Inc. (“Arch Sales”) pursuant to a Conditional Coal Supply Agreement dated October 1, 1996 (CCSA). This coal was in turn resold by Arch Sales under a separate and distinct Coal Sales Agreement dated October 1, 1989 (“Rocky Mount Contract”) with Cogentrix of Rocky Mount, Inc. (“Cogentrix”) as the buyer. On March 23, 2003, the Predecessor (now known as Foundation American Coal Holding, LLC) conditionally issued to Arch Sales a Guaranty and Indemnity (“Guaranty”) of Neweagle’s performance under the CCSA, and also agreed to indemnify Arch Sales and its affiliates and other parties for any liability related to the Rocky Mount Contract. As part of a global settlement of litigation relating to numerous issues between affiliates of the Predecessor and Arch Sales, a Mutual Release and Settlement Agreement (“MRSA”) was executed and effective November 12, 2004. Pursuant to the MRSA, the CCSA and the Guaranty were terminated. Also pursuant to the MRSA, Neweagle agreed to continue selling and supplying coal to Arch Sales in the quantities required under the Rocky Mount Contract for re-sale by Arch Sales to Cogentrix thereunder. The MRSA also was executed by the Predecessor. As a signatory to the MRSA, the Predecessor and Neweagle agreed to indemnify, defend, and save harmless Arch Sales and its affiliates from any non-performance, default or breach of (i) Neweagle’s obligation to supply coal to Arch Sales under the MSRA and (ii) for so long as the MRSA remains in force, any default, breach, or non-fulfillment of Arch Sales contract obligations under the Rocky Mount Contract as a result of acts or omissions (other than by Cogentrix) occurring on or after November 12, 2004. Pursuant to certain agreements dated February 14, 2006, the Rocky Mount Contract was assigned from Arch Sales to Neweagle and from Cogentrix to its affiliate, Edgecombe Genco, LLC. As a result of these transactions, Arch Sales is no longer obligated to sell and supply coal under the Rocky Mount Contract. As such, the aforesaid obligations of the Predecessor and Neweagle under the MRSA to indemnify, defend, and save harmless Arch Sales and its affiliates have been canceled.

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

(Dollars in thousands, except per share data)

financial instruments. Management does not expect any material losses to result from these guarantees or off-balance-sheet instruments and, therefore, is of the opinion that their fair value is zero.

Sales Commitments

A subsidiary of the Company has a contract to sell coal to a merchant power plant that it historically has supplied by purchasing coal from independent producers. The sales contract extends through 2019, with quarterly index price adjustments and market price re-openers every three years. During 2003, the Company recorded net losses of $1,228 associated with this contract. During 2005 and 2004, the Company satisfied this contract from its own production and purchased coal. The Company did not incur net losses in 2005 and 2004 supplying this agreement.

Contingencies

Three of our subsidiaries were named as defendants in six separate complaints filed in Raleigh and Wyoming Counties, West Virginia, in late 2001, alleging personal injury and property damage caused by flooding on or about July 8, 2001. Similar suits may be filed in the future based on this or subsequent weather events. The general alleged basis for the lawsuits is that coal mining, oil and gas drilling and timbering operations altered the topography in the area to such an extent that flooding resulting from heavy rains caused more severe damage than would have otherwise resulted. Numerous similar complaints and amended complaints have been filed by more than 1,000 plaintiffs against over 100 defendants, in a total of at least seven southern West Virginia counties. All such civil actions have been referred by the West Virginia Supreme Court to a three-judge panel, sitting in Raleigh County, pursuant to the court’s mass litigation rule.

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

(Dollars in thousands, except per share data)

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

Note 28. Discontinued Operations

On April 15, 2004, the Predecessor sold its wholly owned Colorado Business Unit comprised of the active Twentymile mine and certain inactive or closed properties located in Colorado and Wyoming to a subsidiary of Peabody Energy Corporation. The cash proceeds from the sale, prior to final purchase price adjustments, were $182,670. These proceeds were deposited to an escrow account at DZ Bank. In addition, $221,416 of cash on deposit with the Predecessor was also deposited into this escrow account. On April 27, 2004, the escrow account balance of $404,162, including interest earned on the account of $76, was used to: (a) repay the Tranche A Notes due to DZ Bank and Dresdner Bank Luxembourg S.A. (Dresdner) in the combined amount of $358,000; (b) pay accrued interest on these notes in the amount of $1,495; and (c) settle the pay-fixed, receive-variable interest rate swaps for a payment of $44,667.

On July 13, 2004, the Predecessor received an additional $534 representing the final purchase price adjustments. The Company realized a pre-tax gain on sale of the Colorado Business Unit of $25,696.

Historically the Predecessor has not allocated interest expense to its operating units. In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Company allocated a portion of its consolidated interest expense to discontinued operations of the Colorado Business Unit. This allocation was based upon the proportion of the net assets of the discontinued operation in relation to total consolidated assets. Interest allocated for the periods presented was $643 and $3,682 for the period January 1, 2004 through July 29, 2004 and the twelve months ended December 31, 2003, respectively.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Summarized operating information of the Predecessor’s discontinued operations of the Colorado Business Unit is as follows:

	Seven Months Ended July 29,	Twelve Months Ended December 31,
	2004	2003
	(unaudited)
Revenues	$46,335	$146,862
Income before income taxes	$28,524	$16,109
Income tax expense	(5,459)	(5,964)
Net income	$23,065	$10,145

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

Note 29. Unaudited Supplementary Data

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2005
	Successor
	Three Months Ended December 31,	Three Months Ended September 30,	Three Months Ended June 30,	Three Months Ended March 31,
Revenue	$340,635	$341,310	$329,478	$305,506
Income from operations	$50,788	$50,045	$47,651	$45,389
Net income	$29,174	$22,474	$20,383	$19,042

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

	2004
	Successor		Predecessor
	Three Months Ended December 31,	Two Months Ended September 30,	One Month Ended July 29,	Three Months Ended June 30,	Three Months Ended March 31,
Revenue	$261,376	$183,220	$72,573	$252,155	$226,307
Income (loss) from operations	$29,377	$23,820	$(15,303)	$(7,651)	$(11,970)
Income (loss) from continuing operations	$3,800	$10,264	$(42,336)	$(2,195)	$(46,094)
Income (loss) from discontinued operations, net of tax	$—	$—	$—	$(477)	$2,792
Gain on discontinued operations, net of tax	$—	$—	$—	$20,783	$—
Net income (loss)	$4,213	$10,264	$(42,336)	$18,111	$(43,302)

Note 30. Supplemental Guarantor and Non-Guarantor Financial Information

On July 30, 2004, the Company’s indirect wholly owned subsidiary, Foundation PA Coal Company (the “Issuer”), issued $300,000 aggregate principal amount of 7.25% Senior Notes (the “Notes”) that mature on August 1, 2014. In accordance with the indenture governing the Notes, each of the direct and indirect wholly owned subsidiaries of the Company, other that the Issuer, have fully and unconditionally guaranteed the Notes, jointly and severally, on a senior unsecured basis. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management believes that such information is not material to holders of the Notes. The following condensed financial statement information is provided for the Guarantor/Non-Guarantor Subsidiaries.

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidated Balance Sheets
December 31, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22,407	$—	$17	$—	$22,424
Trade accounts receivable, net	(50)	—	110,175	—	110,125
Inventories, net	—	—	96,896	—	96,896
Deferred income taxes	—	3,797	1,136	—	4,933
Other current assets	2,336	608	22,388	—	25,332
Total current assets	24,693	4,405	230,612	—	259,710
Owned surface lands	—	—	27,510	—	27,510
Plant, equipment and mine development costs, net	4,083	—	559,565	—	563,648
Owned and leased mineral rights, net	—	—	1,071,596	—	1,071,596
Coal supply agreements, net	—	—	53,050	—	53,050
Other noncurrent assets	508,252	416,577	746,739	(1,638,971)	32,597
Total assets	$537,028	$420,982	$2,689,072	$(1,638,971)	$2,008,111
Liabilities and Stockholder Equity
Current liabilities:
Trade accounts payable	$689	$—	$34,695	$—	$35,384
Accrued expenses and other current liabilities	33,396	11,191	137,296	—	181,883
Total current liabilities	34,085	11,191	171,991	—	217,267
Long-term debt	—	635,000	—	—	635,000
Deferred income taxes	(136,787)	104,538	99,878	—	67,629
Coal supply agreements, net	—	—	59,013	—	59,013
Other noncurrent liabilities	300,359	(437,424)	1,582,726	(755,830)	689,831
Total liabilities	197,657	313,305	1,913,608	(755,830)	1,668,740
Stockholder Equity	339,371	107,677	775,464	(883,141)	339,371
Total liabilities and stockholder equity	$537,028	$420,982	$2,689,072	$(1,638,971)	$2,008,111

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidated Balance Sheets
December 31, 2004

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$(2,290)	$—	$27,333	$—	$25,043
Trade accounts receivable	—	—	66,484	—	66,484
Inventories, net	—	—	39,718	—	39,718
Deferred income taxes	—	5,569	9,576	—	15,145
Other Current assets	—	150	27,671	—	27,821
Total current assets	(2,290)	5,719	170,782	—	174,211
Owned surface lands	—	—	29,171	—	29,171
Plant, equipment and mine development, net	—	—	487,495	—	487,495
Owned and leased mineral rights, net	—	—	1,282,989	—	1,282,989
Coal supply agreements, net	—	—	84,508	—	84,508
Other noncurrent assets	399,709	408,052	41,586	(807,761)	41,586
Total Assets	$397,419	$413,771	$2,096,531	$(807,761)	2,099,960
Liabilities and stockholder equity
Current liabities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Trade accounts payable	313	168	30,031	—	30,512
Accrued expenses and other current liabilities	—	9,243	146,298	—	155,541
Total current liabilities	313	9,411	176,329	—	186,053
Long-term debt, excluding current portion	—	685,000	—	—	685,000
Deferred income taxes	—	125,800	7,948	—	133,828
Noncurrent coal supply agreements, net	—	—	178,210	—	178,210
Other noncurrent liabilities	141,375	(481,335)	661,138	339,960	661,138
Total liabilities	141,688	338,956	1,023,625	339,960	1,844,229
Commitments and contingencies	—	—	—	—	—
Stockholder equity	225,731	74,815	1,072,906	(1,147,721)	255,731
Total liabilities and stockholder equity	$397,419	$413,771	$2,096,531	$(807,761)	$2,099,960

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidated Statements of Operations
For the Twelve Months Ended December 31, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$(6)	$—	$1,316,935	$—	$1,316,929
Costs and expenses:
Cost of sales (excludes depreciation depletion and amortization)	300	70	935,831	—	936,201
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	32,899	—	15,538	—	48,437
Accretion on asset retirement obligations	—	—	8,507	—	8,507
Depreciation, depletion and amortization	459	—	210,727	—	211,186
Amortization of coal supply agreements	—	—	(84,903)	—	(84,903)
Write-down of long-lived asset	—	—	1,633	—	1,633
Income (loss) from operations	(33,664)	(70)	229,602	—	195,868
Other income (expense):
Interest expense:
Debt and other	(538)	(47,367)	(11,590)	—	(59,495)
Intercompany	(5,601)	20,382	(14,781)	—	—
Interest income	656	—	505	—	1,161
Income (loss) from operations before income taxes	(39,147)	(27,055)	203,736	—	137,534
Income tax expense	(42,265)	(3,258)	(938)	—	(46,461)
Income (loss) from continuing operations	(81,412)	(30,313)	202,798	—	91,073
Equity in earnings of investments in issuer and guarantor subsidiaries	172,485	156,102	—	(328,587)	—
Net income (loss)	$91,073	$125,789	$202,798	$(328,587)	$91,073

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidated Statements of Operations
For the Period from April 23, 2004 (date of incorporation) through December 31, 2004

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$155	$—	$444,596	$(155)	$444,596
Costs and expenses:
Cost of sales (excludes depreciation depletion and amortization)	—	125	345,666	—	345,791
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	355	1	24,240	—	24,596
Accretion on asset retirement obligations	—	—	3,300	—	3,300
Depreciation, depletion and amortization	—	—	84,843	—	84,843
Amortization of coal supply agreements	—	—	(67,237)	—	(67,237)
Income (loss) from operations	(200)	(126)	53,784	(155)	53,303
Other income (expense):
Interest expense	—	(21,478)	(5,198)	—	(26,676)
Mark-to-market gain on interest rate swaps	—	530	—	—	530
Interest income	278	5,918	507	(6,196)	507
Income (loss) from operations before income taxes	78	(15,156)	49,093	(6,351)	27,664
Income tax provision	—	(10,219)	23,819	—	13,600
Equity in earnings of investments in issuer and guarantor subsidiaries	13,986	46,055	—	(60,041)	—
Net income (loss)	$14,064	$41,118	$25,274	$(66,392)	$14,064

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidated Statements of Cash Flows
Twelve Months Ended December 31, 2005

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$24,697	$50,000	$103,122	$177,819
Investing activities:
Purchases of property, plant and equipment	—	—	(140,216)	(140,216)
Proceeds from disposition of property, plant and equipment	—	—	9,778	9,778
Net cash used in investing activities	—	—	(130,438)	(130,438)
Financing activities:
Proceeds from revolving credit facility	—	76,000	—	76,000
Repayment of revolving credit facility	—	(76,000)	—	(76,000)
Repayment of long term debt	—	(50,000)		(50,000)
Net cash used in financing activities	—	(50,000)	—	(50,000)
Net increase (decrease) in cash and cash equivalents	24,696	—	(27,316)	(2,619)
Cash and cash equivalents at beginning of period	(2,290)	—	27,333	25,043
Cash and cash equivalents at end of period	$22,407	$—	$17	$22,424

Foundation Coal Corporation and Subsidiaries
(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)
Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidated Statements of Cash Flows
For the Period from April 23, 2004 (date of incorporation) through December 31, 2004

	FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(48,283)	$52,483	$57,493	$—	$61,693
Investing activities
Acquisition of RAG American Coal Holding, Inc., net of cash acquired	(196,000)	(708,910)	—	—	(904,910)
Purchases of property, plant and equipment	—	—	(33,573)	—	(33,573)
Proceeds from disposition of property, plant and equipment	—	—	3,551	—	3,551
Net cash provided by (used in) investing activities	(196,000)	(708,910)	(30,022)	—	(934,932)
Financing activities:
Capital contribution from Parent	241,993	—	—	—	241,993
Proceeds from issuance of long term debt	—	770,000	—	—	770,000
Repayment of long term debt	(85,000)	(138)	(85,138)
Payment of deferred financing costs	—	(28,573)	—	—	(28,573)
Proceeds from revolving credit facility	—	60,000	—	—	60,000
Repayment of revolving credit facility	—	(60,000)	—	—	(60,000)
Net cash provided by financing activities	241,993	656,427	(138)	—	898,282
Net increase in cash and cash equivalents	(2,290)	—	27,333	—	25,043
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and cash equivalents at end of period	$(2,290)	$—	$27,333	$—	$25,043

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

During the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of disclosure controls and procedures of our parent company, Foundation Coal Holdings, Inc. pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Refer to Annual Report on Form 10-K of Foundation Coal Holdings, Inc. for our report on internal controls over financial reporting of Foundation Coal Holdings, Inc. Based upon that evaluation as of December 31, 2005, the CEO and CFO concluded that the disclosure controls and procedures of our parent company, Foundation Coal Holdings, Inc. are effective to ensure that information required to be disclosed by Foundation Coal Holdings, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

EXECUTIVE OFFICERS

Klaus-Dieter Beck (50) is our Senior Vice President of Planning and Engineering. Prior to his current position, Mr. Beck had been Senior Vice President of Planning and Engineering of RAG American Coal Holding, Inc. since 1999. From 1998 to 1999, Mr. Beck was Vice President of Riverton Coal, Inc., and from 1996 to 1998, he was General Mine Manager of Friedrich Heinrich Mine of Ruhrkohle Bergbau AG, a subsidiary of RAG AG.

James J. Bryja (49) is our Senior Vice President, Eastern Operations. Prior to his current position, Mr. Bryja had been Senior Vice President, Eastern Operations of RAG American Coal Holding, Inc. since

February 2003. From 1999 through 2001, Mr. Bryja was General Manager of Emerald Coal Resources, one of our subsidiaries, and from September 2001 to 2003, Mr. Bryja served as President of Pennsylvania Services Corporation, one of our subsidiaries. Mr. Bryja has 26 years of experience in the coal mining industry, with positions in management, engineering and production at Island Creek Corporation/Consolidation Coal Co. and U.S. Steel Mining Co. Mr. Bryja earned his Bachelor of Science in Mining Engineering from the Pennsylvania State University and his Masters Degree in Business Administration from the West Virginia University. Mr. Bryja is a registered Professional Engineer. Mr. Bryja currently serves as President of the Pittsburgh Coal Mining Institute of America. He is also a member of the Society of Mining Engineers and a member of the Pennsylvania Energy Advisory Board.

Kurt D. Kost (49) is our Senior Vice President, Western Operations and Process Management. From 1980 through 2005 Mr. Kost held various positions in engineering and operations with Foundation Coal Corporation and its predecessor and affiliated companies.  Prior to his current position he was Vice President of Process Management for Foundation Coal Corporation since 2005. From 2001 to 2005 he was President, Foundation Coal West. He served as General Manager of RAG Coal West from 2000 to 2001 and as its General Mine Manager from 1998 to 2000. Mr. Kost is past president of the Society of Mining Engineers, Powder River Basin chapter and was an Executive Board Member of the Wyoming Mining Association. Mr. Kost earned his B.S. in Mining Engineering from the South Dakota School of Mines and has completed Harvard Business School’s—Advanced Management Program.

James A. Olsen (54) is our Senior Vice President of Development and Information Technology. Prior to his current position, Mr. Olsen had been Senior Vice President of Development and Information Technology of RAG American Coal Holding, Inc. since 1999. From 1993 to 1999, he worked at Cyprus Amax Coal Company as Assistant Controller and later as Vice President of Business Development. From 1975 to 1981, and from 1988 to 1990, he was employed by AMAX Inc. in several positions, including Assistant Controller and Assistant to the Treasurer. Mr. Olsen earned his Bachelor of Arts in Economics from St. Anselm College and his Masters Degree in Business Administration from Boston University.

Michael R. Peelish (44) is our Senior Vice President, Safety and Human Resources. Prior to his current position, Mr. Peelish had been Senior Vice President, Safety and Human Resources of RAG American Coal Holding, Inc. since 1999. From 1995 to 1999, Mr. Peelish was Director, Safety of Cyprus Amax Minerals Company, and from 1994 to 1995, was Manager of Regulatory Affairs and Loss Control of Cyprus Amax Coal Company. From 1989 to 1994, Mr. Peelish was a Senior Attorney at Cyprus Minerals Company, and from 1986 to 1989, was an attorney at Consolidation Coal Company. Mr. Peelish received his law degree from the West Virginia University College of Law and his Bachelor of Science in Engineering of Mines from West Virginia University, Cum Laude.

Greg A. Walker (50) is our Senior Vice President, General Counsel and Secretary. Prior to his current position, Mr. Walker had been Senior Vice President, General Counsel and Secretary of RAG American Coal Holding, Inc. since 1999. He has over 20 years of experience with legal and regulatory issues in the mining industry. He was Senior Attorney at Cyprus Amax Minerals Company from 1989 to 1999, affiliated with McGuire, Cornwell & Blakey from 1986 to 1989 and Associate Counsel at Mobil Oil Corporation from 1981 to 1986. Mr. Walker received his law degree in 1981 from the University of Florida and his Bachelor of Arts with a major in geology from the University of Pennsylvania in 1978.

Frank J. Wood (53) is our Senior Vice President and Chief Financial Officer. Prior to his current position, Mr. Wood had been Senior Vice President and Chief Financial Officer of RAG American Coal Holding, Inc. since 1999. From 1993 to 1999, he was Vice President & Controller at Cyprus Amax Coal Company, and from 1991 to 1993, he was Vice President of Administration at Cannelton Inc. From 1979 to 1991, Mr. Wood held various accounting and financial management positions at AMAX Inc.’s coal and oil and gas subsidiaries.

DIRECTORS

William E. Macaulay (60) has been Chairman of Foundation Coal Holdings, Inc. board of directors since 2004. Mr. Macaulay is the Chairman and Chief Executive Officer of First Reserve Corporation, a private equity firm focusing on the energy industry, which he joined in 1983. Prior to joining First Reserve Corporation, Mr. Macaulay was a co-founder of Meridien Capital Company, a private equity buyout firm. From 1972 to 1982, Mr. Macaulay was with Oppenheimer & Co., Inc., where he served as Director of Corporate Finance, with responsibility for investing Oppenheimer’s capital in private equity transactions, as a General Partner and member of the Management Committee of Oppenheimer & Co., as well as President of Oppenheimer Energy Corporation. Mr. Macaulay is currently a director of the following SEC reporting companies:  Dresser, Inc., Dresser-Rand Group Inc. and Weatherford International, Ltd.

William J. Crowley Jr. (60) was appointed to Foundation Coal Holdings, Inc. board of directors in December 2004. He serves as Chairman of Foundation Coal Holdings, Inc. audit committee and is Foundation Coal Holdings, Inc.’s audit committee financial expert. Mr. Crowley is a certified public accountant and has recently served as an independent business advisor to various companies. Prior to his retirement in 2002, Mr. Crowley had a thirty-two year career with Arthur Andersen LLP, of which 16 years were in Baltimore, Maryland, most recently serving for seven years as Managing Partner of the Baltimore office. Mr. Crowley currently serves as a director and member of the audit committee of BioVeris Corporation (where he serves as chairman of the audit committee) and Provident Bankshares Corporation. He is also a board member of the Baltimore Area Council of Boy Scouts of America, Junior Achievement of Central Maryland and the Maryland Science Center.

David I. Foley (38) has been a member of Foundation Coal Holdings, Inc. board of directors since 2004. He is a Senior Managing Director in the Private Equity Group of The Blackstone Group L.P., an investment and advisory firm, which he joined in 1995. Mr. Foley has been involved in the execution of several of Blackstone’s investments and leads Blackstone’s investment activities in the energy industry. Prior to joining Blackstone, Mr. Foley was an employee of AEA Investors Inc. from 1991 to 1993 and a consultant with The Monitor Company from 1989 to 1991. Mr. Foley currently serves as a director of Kosmos Energy Holdings, Mega Bloks Inc., Texas Genco LLC and World Power Holdings GP, Ltd.

P. Michael Giftos (58) has been a member of Foundation Coal Holdings, Inc. Board of Directors since 2005. Mr. Giftos also serves as a member of the board of directors of Pacer International, Inc. in which he is a member of its audit committee and chair of its governance committee. From 1985 to 2004, he served in many executive positions with CSX Corporation and its subsidiaries (“CSX”). From 2000 through 2004, Mr. Giftos served as CSX Transportation’s Executive Vice President and Chief Commercial Officer. He served as Senior Vice President and General Counsel at CSX from 1990 through 2000. From 1985 through 1989 he served as Vice President and General Counsel at CSX. Mr. Giftos earned his J.D. from the University of Maryland and a Bachelor of Arts in Political Science from George Washington University.

Alex T. Krueger (32) has been a member of Foundation Coal Holdings, Inc. board of directors since 2004. Mr. Krueger is a Managing Director of First Reserve Corporation, a private equity firm focusing on the energy industry, which he joined in 1999. Prior to joining First Reserve Corporation, Mr. Krueger worked in the Energy Group of Donaldson, Lufkin & Jenrette from 1997 until 1999.

Joel Richards, III (59) has been a member of Foundation Coal Holdings, Inc. board of directors since 2005. He served as a member of the board of directors of Foundation Coal Holdings, Inc.’s predecessor, RAG American Coal Holdings, Inc., from 2000 to 2003. He is currently a principal in a management consultant firm. Mr. Richards was Executive Vice President and Chief Administrative Officer with El Paso Energy Corp. from 1996 until his retirement in 2002. From 1990 through 1996 he served as Senior Vice President Human Resources and Administration at El Paso Natural Gas Company. He was Senior Vice President Finance and Administration at Meridian Minerals Company, where he worked from 1985 to

1990. Prior to that, he held various management and labor relations positions at Burlington Northern, Inc., Union Carbide Corporation and Boise Cascade Corporation. Mr. Richards earned his Bachelor of Science in Political Science and Masters in Administration from Brigham Young University.

James F. Roberts (56) is our President and Chief Executive Officer and also serves as a member of our board of directors. Prior to the Acquisition on July 30, 2004, Mr. Roberts had been President and Chief Executive Officer of RAG American Coal Holding, Inc. since January 1999. Prior to joining our company, Mr. Roberts was President of CoalARBED International Trading from 1981 to 1999, Chief Financial Officer of Leckie Smokeless Coal Company from 1977 to 1981 and Vice President of Finance at Solar Fuel Company from 1974 to 1977. Mr. Roberts is a director of the National Mining Association, where he is also vice-chairman. In addition, Mr. Roberts is a director of the Center for Energy and Economic Development and a member of the executive committee of the National Coal Council.

Robert C. Scharp (59) has been a member of Foundation Coal Holdings, Inc.’s Board of Directors since 2005. He currently serves as Chairman of Shell Canada’s Mining Advisory Council. He is also a member of the board of directors of Bucyrus International, Inc. He began his mining career in 1974 with Phelps Dodge where he served as a Mining Engineer. From 1975 to 1997 he held a variety of operational and management positions with the Kerr-McGee Corporation, including General Manager of the Jacobs Ranch Mine, General Manager of the Galatia Mine and Vice President Operations, Kerr-McGee Coal. Mr. Scharp served as President of Kerr-McGee Coal Corporation from 1991 until 1995 and Senior Vice President, Oil and Gas Production for Kerr-McGee from 1995 until 1997. From 1997 through 2000, Mr. Scharp served as Chief Executive Officer, Shell Coal Pty. Ltd in Brisbane, Australia and then served as the Chief Executive Officer of Anglo Coal Australia Pty. Ltd. until 2001. He joined the board of directors of Horizon Natural Resources in early 2002, and later that year became Chairman and Acting CEO until his departure in March 2003. That entity filed a voluntary petition for relief under Chapter 11 of the Bankruptcy code in November 2002. Mr. Scharp graduated from the Colorado School of Mines with an Engineer of Mines degree. He also attended Harvard Business School and completed the Advanced Management Program. Mr. Scharp served four years in the U.S. Army and then nineteen years in the Army National Guard retiring as a Colonel in 1993.

James L. Anderson, Jr. (48) has been Corporate Controller of Foundation Coal Corporation since November 2004 and also serves as a member of our board of directors. Prior to Mr. Anderson’s employment at Foundation Coal Corporation, he held various positions at Newmont Mining Corporation from 1992 to 2004, most recently serving as its Corporate Controller. He has also held accounting and financial management positions at Vintage Petroleum, Inc., Arthur Andersen LLP, The Williams Companies, Inc. and The Boeing Company.

Audit Committee

Foundation Coal Holdings, Inc.’s audit committee currently consists of William J. Crowley, Jr., P. Michael Giftos and Robert C. Scharp. Joshua H. Astrof and Alex T. Krueger served on the audit committee until March 8, 2005 and December 7, 2005, respectively. Joel Richards, III served on the audit committee from March 8, 2005 through December 7, 2005. William J. Crowley, Jr. is Foundation Coal Holdings, Inc.’s audit committee “financial expert” as such term is defined in Item 401(h) of Regulation S-K. The audit committee is responsible for (1) the hiring or termination of independent auditors and approving any non-audit work performed by such auditor, (2) approving the overall scope of the audit, (3) assisting the board in monitoring the integrity of Foundation Coal Holdings, Inc.’s financial statements, the independent accountant’s qualifications and independence, the performance of the independent accountants and Foundation Coal Holdings, Inc.’s internal audit function and Foundation Coal Holdings, Inc.’s compliance with legal and regulatory requirements, (4) annually reviewing an independent auditors’ report describing the auditing firms’ internal quality-control procedures, any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent auditor,

(6) discussing earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately, periodically, with management, internal auditors and the independent auditor, (9) reviewing with the independent auditor any audit problems or difficulties and managements’ response, (10) setting clear hiring policies for employees or former employees of the independent auditors, (11) annually reviewing the adequacy of the audit committee’s written charter, (12) establishing procedures for the receipt and monitoring of complaints received by Foundation (including anonymous submissions by Foundation Coal Holdings, Inc.’s employees) regarding accounting, internal accounting and auditing matters, (13) handling such other matters that are specifically delegated to the audit committee by the Board of Directors from time to time, (14) reporting regularly to the full Board of Directors and (15) conducting an annual evaluation of its performance.

The Foundation Coal Holdings, Inc. Board has concluded that all members of the audit committee are independent within the meaning of the Sarbanes-Oxley Act and the NYSE independence standard.

Code of Business Conduct and Ethics

Foundation Coal Holdings, Inc. has adopted a Code of Business Conduct and Ethics that applies to its employees, officers and directors (the “Code”). The Code also applies to our senior financial employees, including our Chief Executive Officer and Chief Financial Officer. The Code is available on Foundation Coal Holding, Inc.’s website, http://www.foundationcoal.com/investors/corporategovernance and upon written request at no cost.

ITEM 11.   EXECUTIVE COMPENSATION AND RELATED INFORMATION

Director Compensation

Directors who are employed by Foundation Coal Holdings, Inc., or appointed by either Blackstone or First Reserve do not at this time receive compensation for service as a director (a “non-compensated director”). Other than non-compensated directors, each Director of Foundation Coal Holdings, Inc. receives an annual cash retainer of $40,000 and a fee of $1,500 for each board meeting and each committee meeting attended. Foundation Coal Holdings, Inc. audit committee chairperson receives an additional $10,000 annual cash retainer. Foundation Coal Holdings, Inc. committee chairpersons other than the audit committee chairperson receive an additional $2,500 annual cash retainer.

Other than non-compensated directors, each Director of Foundation Coal Holdings Inc. may receive a grant of up to 4,000 shares of restricted stock upon election to the Board of Directors, twenty percent of the initial grant vest upon the anniversary of each December 31st, if the recipient continues to serve on the Board of Directors. Non-employee directors may receive an annual grant of 1,500 shares of restricted stock, one-third of the annual grant vest upon the anniversary of each December 31st, if the recipient continues to serve on the Board of Directors. For fiscal year 2004, Mr. Crowley received 3,000 initial shares of restricted stock, 600 of which vested on December 31, 2004 and 1,500 annual shares of restricted stock, 500 of which vests on December 31, 2006. For the fiscal year 2005, Messrs. Richards, Giftos and Scharp each received 3,000 initial shares of restricted stock, 600 of which vested for each grant on December 31, 2005. Also for the fiscal year 2005, each of Messrs. Crowley and Richards received 1,500 annual shares of restricted stock, 500 of which vests for each grant on December 31, 2006.  For the fiscal year 2006, each of Messrs, Crowley, Richards, Giftos and Scharp received 1,500 annual shares of restricted stock, 500 of which vests for each grant on December 31, 2006.

In addition, Foundation Coal Holdings, Inc. reimburses Directors for travel expenses incurred in connection with attending Board, committee and stockholder meetings and for other Foundation Coal Holdings, Inc. business related expenses.

The following tables show, for the last fiscal year, compensation information for Foundation Coal Holdings, Inc.’s Chief Executive Officer and the next four most highly compensated executives. Other tables that follow provide more detail about the specific type of compensation. Each of these officers is referred to as a “named executive officer.”

Summary Compensation Table:

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Performance Bonus ($)	Other Annual Compensation ($)		LTIP-Payouts	All Other Compensation
James F. Roberts	2004	$571,388	$450,000	$1,118,550	(a)	$1,190,919	$253,293	(f)
President and Chief	2005	$615,024	$1,033,135				$6,103	(g)
Executive Officer
James J. Bryja	2004	$229,509	$75,000	$289,865	(b)	$260,294	$16,009	(h)
	2005	$235,247	$294,048				$5,293	(i)
Frank J. Wood	2004	$204,875	$200,000	$513,185	(c)	$396,974	$201,112	(j)
Senior Vice President and Chief	2005	$270,010	$337,500				$6,000	(k)
Financial Officer
Greg A. Walker	2004	$230,406	$175,000	$453,185	(d)	$396,974	$147,479	(l)
Senior Vice President,	2005	$236,166	$295,196				$6,300	(m)
General Counsel and Secretary
John R. Tellmann	2004	$257,197	$170,000	$443,050	(e)	$396,974	$77,231	(n)
Former, Senior Vice President,	2005	$280,049	$362,500				$6,033	(o)
Sales and Marketing (p)

*                    May 24, 2004, Foundation Coal Corporation, entered into a stock purchase agreement with RAG Coal International AG, a company organized under the laws of Germany (the “Seller”) to acquire the outstanding capital stock of certain subsidiaries of the Seller (collectively, the “Acquired Companies”), consisting primarily of the Seller’s North American coal operations, including its Wyoming, Pennsylvania, West Virginia and Illinois mining operations (the “Acquisition”). The Acquired Companies exclude the Seller’s Colorado mining operations, which were sold to a third party on April 15, 2004. Upon closing of the Acquisition, Messrs. Roberts, Bryja, Walker, Wood and Tellmann received payouts through RAG American Coal Holding, Inc. from grants awarded in 2002 and 2003 under RAG Coal International AG’s long-term incentive plan.

(a)           Includes $8,000 disability insurance payment, $710,000 transaction bonus paid immediately after closing of the Acquisition, $383,050 tax allowance and $17,500 director’s fees.

(b)          Includes $60,000 transaction bonus paid immediately after closing of the Acquisition and $229,865 tax allowance.

(c)           Includes $360,000 transaction bonus paid immediately after closing of the Acquisition and $153,185 tax allowance.

(d)          Includes $300,000 transaction bonus paid immediately after closing of the Acquisition and $153,185 tax allowance.

(e)           Includes $60,000 transaction bonus paid immediately after closing of the Acquisition and $383,050 tax allowance.

(f)             Includes $247,252 Supplemental Executive Retirement Plan payment and $6,041 Issuer contribution to Defined Contribution plan.

(g)           Includes $6,103 Issuer contribution to Defined Contribution plan.

(h)          Includes $12,412 Supplemental Executive Retirement Plan payment and $3,597 Issuer contribution to Defined Contribution plan.

(i)             Includes $5,293 Issuer contribution to Defined Contribution plan.

(j)              Includes $194,970 Supplemental Executive Retirement Plan payment and $6,142 Issuer contribution to Defined Contribution plan.

(k)          Includes $6,000 Issuer contribution to Defined Contribution plan.

(l)             Includes $140,600 Supplemental Executive Retirement Plan payment and $6,879 Issuer contribution to Defined Contribution Plan.

(m)      Includes $6,300 Issuer contribution to Defined Contribution Plan.

(n)          Includes $71,117 Supplemental Executive Retirement Plan payment and $6,114 Issuer contribution to Defined Contribution plan.

(o)          Includes $6,033 Issuer contribution to Defined Contribution plan.

(p)          Mr. Tellmann resigned from Foundation Coal Holdings, Inc. effective February 6, 2006.

Employment Agreements and Termination and Change of Control Provisions

James F. Roberts

We entered into an employment agreement with James F. Roberts, effective July 30, 2004, to serve as President, Chief Executive Officer and member of Foundation Coal Holdings, Inc.’s Board of Directors. The employment agreement with Mr. Roberts was amended and restated, effective March 13, 2006. The term of Mr. Roberts agreement is extended through December 31, 2008, unless terminated earlier by us or Mr. Roberts. The employment agreement provided for an initial annual base salary of $600,000. The compensation committee approved an increase in Mr. Roberts’s salary of 2.5%; the increase took effect on January 1, 2005. The amended and restated employment agreement provides for an annual base salary of $615,000, which may be adjusted from time to time by the compensation committee. The increase took effect on January 1, 2006.

The employment agreement also provides for an annual bonus payment based upon the achievement of certain individual and company performance targets established by the Board of Directors, in consultation with Mr. Roberts. Mr. Roberts is entitled to receive stock options under the 2004 Stock Incentive Plan. The original employment agreement provided for $8,000 per year for a disability insurance plan of his choice and the use of an automobile in accordance with the policies of Foundation.

If Mr. Roberts’ employment is terminated by us without “cause” or if Mr. Roberts resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Roberts will receive (a) the accrued but unpaid salary, bonus and reimbursements through the date of termination, (b) the target annual bonus for the year of termination, prorated to the amount of time actually employed during such year and (c) subject to Mr. Roberts’ compliance with the non-compete and confidentiality provisions, the sum of his base salary and target annual bonus for the greater of (i) the remainder of his term under the employment agreement and (ii) two years, such payment to be received in bi-monthly installments during the one-year period following termination.

Under the terms of the agreement, Mr. Roberts may not disclose any confidential information concerning us, our subsidiaries or affiliates and any third party that has provided any information to us on a confidential basis. In addition, during Mr. Roberts’ term of employment and (a) for a period of one year following the date Mr. Roberts ceases to be employed by us, Mr. Roberts may not compete with us or our subsidiaries, and (b) for a period of two years following the date Mr. Roberts ceases to be employed by us, Mr. Roberts may not solicit or hire our employees or employees of our subsidiaries.

Greg A. Walker, Frank J. Wood and James J. Bryja

We entered into employment agreements effective July 30, 2004 with Greg A. Walker to serve as Senior Vice President, General Counsel and Secretary, Frank J. Wood to serve as Senior Vice President and Chief Financial Officer and James J. Bryja to serve as Senior Vice President, Eastern Operations (for purposes of this section, the “Executive Officers”). The term of each agreement is through July 30, 2006. The employment agreements with each of the Executive Officers was amended and restated effective March 13, 2006 and the term of each agreement was extended through December 31, 2008, unless terminated by us or the Executive Officer.

The employment agreements for Mr. Walker, Mr. Wood, and Mr. Bryja provide for initial annual base salaries of $230,397, $204,867 and $229,500 respectively, the base salaries may be adjusted from time to time by the compensation committee. The compensation committee approved a 2.5% increase in each of the base salaries of the Executive Officers, excluding Mr. Wood. Mr. Wood’s salary was increased to $270,000. The salary increases took effect January 1, 2005. The amended and restated employment agreements provides for annual base salaries of $242,061, $276,750 and $241,119 respectively, the base salaries may be adjusted from time to time by the compensation committee.  These salary increases took effect January 1, 2006. Each of these agreements provides for an annual bonus payment based upon the achievement of certain individual and company performance targets established by the Board of Directors, in consultation with the respective Executive Officer.

Under each of these agreements, if the Executive Officer’s employment is terminated by us without “cause” or if the Executive Officer resigns for “good reason” (as such terms are defined in the employment agreement), the Executive Officer will receive (a) the accrued but unpaid salary, bonus, and reimbursements through the date of termination, (b) the target annual bonus for the year of termination, prorated for the amount of time actually employed during such year, and (c) subject to the Executive Officer’s compliance with the non-compete and confidentiality provisions, the sum of his base salary and target annual bonus for the greater of (i) the remainder of his term under the employment agreement and (ii) one year, such payment to be received in bi-monthly installments during the nine-month period following termination.

Under the terms of each agreement, the Executive Officer may not disclose any confidential information concerning us, our subsidiaries or affiliates and any third party that has provided any information to us on a confidential basis. In addition, during the Executive Officer’s term of employment and (a) for a period of nine months following the date the Executive Officer ceases to be employed by us, the Executive Officer may not compete with us or our subsidiaries, and (b) for a period of two years following the date the Executive Officer ceases to be employed by us, the Executive Officer may not solicit or hire our employees or employees of our subsidiaries.

John R. Tellmann

We have entered into an employment agreement effective July 30, 2004 with John R. Tellmann to serve as Senior Vice President, Sales and Marketing. The term of his agreement is through July 30, 2006, unless terminated earlier by us or the Executive Officer.

The employment agreement for Mr. Tellmann provides for an initial annual base salary of $257,187. The base salary may be adjusted from time to time by the compensation committee. The compensation committee approved a 2.5% increase in Mr. Tellmann’s base salary that took effect January 1, 2005. The compensation committee also approved an increase in Mr. Tellmann’s salary to $290,000, which took effect on May 19, 2005. Mr. Tellmann’s agreement provides for an annual bonus payment based upon the achievement of certain individual and company performance targets established by the Board of Directors.

Mr.  Tellmann is entitled to receive stock options under the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan.

Under the agreement, if Mr. Tellmann is terminated by us without “cause” or if Mr. Tellmann resigns for “good reason” (as such terms are defined in the employment agreement), Mr. Tellmann will receive (a) the accrued but unpaid salary, bonus, and reimbursements through the date of termination, (b) the target annual bonus for the year of termination, prorated for the amount of time actually employed during such year, and (c) subject to Mr. Tellmann’s compliance with the non-compete and confidentiality provisions, the sum of his base salary and target annual bonus for the greater of (i) the remainder of his term under the employment agreement and (ii) one year, such payment to be received in bi-monthly installments during the nine-month period following termination.

Under the agreement, Mr. Tellmann may not disclose any confidential information concerning us, our subsidiaries or affiliates and any third party that has provided any information to us on a confidential basis. In addition, during Mr. Tellmann’s term of employment and (a) for a period of nine months following the date that Mr. Tellmann ceases to be employed by us, Mr. Tellmann may not compete with us or our subsidiaries, and (b) for a period of two years following the date Mr. Tellmann ceases to be employed by us, he may not solicit or hire our employees or employees of our subsidiaries.

Mr.  Tellmann resigned from Foundation effective February 6, 2006.

Option Grants In Last Fiscal Year

None of the named executive officers were granted any options in 2005.

Stock Option Exercises in 2005 and Year-end Option Values

This table shows the value of unexercised stock options for Foundation Coal Holdings, Inc. common stock held by each named executive officer as of December 31, 2005. None of the named executive officers exercised any options in 2005.

	Number of Securities Underlying Unexercised Options at Fiscal Year End(#)		Value of Unexercised In the Money Options At Fiscal Year End($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
James F. Roberts	433,214	649,817	$13,207,221	$19,810,785
John R. Tellmann	132,617	198,924	4,043,080	6,064,501
Greg A. Walker	150,299	225,446	4,582,117	6,873,097
Frank J. Wood	159,140	238,708	4,851,650	7,277,408
James J. Bryja	132,617	198,924	4,043,080	6,064,531

(1)          Calculated by subtracting the option exercise price from the closing price of Foundation Coal Holdings, Inc. common stock on December 30, 2005, as reported on New York Stock Exchange, and multiplying the difference by the applicable number of exercisable or unexercisable option shares. Each executive is responsible for income taxes. The executive recognizes income on the date of exercise equivalent to the difference between exercise price and the fair market value on the date of exercise.

Equity Compensation Plan Information

This table provides information about Foundation Coal Holdings, Inc.’s common stock subject to equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved By Stockholders*	3,491,244	7.52	2,229,603

*                    We have one active equity compensation plan, the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan, as amended, and approved by stockholders December 8, 2004. In addition, 195,948 shares of Foundation Coal Holdings, Inc. common stock are issuable to holders of restricted stock performance units upon achievement of certain performance and vesting criteria.

Pension Plan Information

The following table shows the estimated annual benefit payable under the Qualified Salaried Plan and Supplemental Executive Retirement Plan for Messrs. Roberts, Tellmann, Walker, Wood and Bryja commencing at normal retirement age:

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

The estimated credited years of service as of January 1, 2006 for the named executive officers are as follows: Mr. Roberts—6.00 years, Mr. Tellmann—5.91 years, Mr. Walker—16.91 years, Mr. Wood—25.58 years and Mr. Bryja—9.61 years.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

STOCK OWNERSHIP

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and accompanying footnotes show information as of March 15, 2006, regarding the beneficial ownership of Foundation Coal Holdings, Inc.’s common stock by:

•       each person who is known by us to own beneficially more than 5% of Foundation Coal Holdings, Inc.’s common stock;

•       each member of Foundation Coal Holdings, Inc.’s Board of Directors and each of Foundation Coal Holdings, Inc.’s named executive officers; and

•       all members of Foundation Coal Holdings, Inc.’s Board of Directors and Foundation Coal Holdings, Inc.’s executive officers as a group.

The number of shares and percentages of beneficial ownership set forth below are based on 45,240,310 shares of Foundation Coal Holdings, Inc.’s common stock issued and outstanding as of March 15, 2006.

Name of Beneficial Owner	Number of Shares Owned	Right to Acquire	Total	Percentage
Ziff Asset Management, L.P. (1)(2)	2,584,300	—	2,584,300	5.8
James F. Roberts(3)(4)	70,776	294,826	365,602	*
John R. Tellmann(3)(4)	—	90,254	90,254	*
James J. Bryja(3)(4)	32,796	90,253	123,049	*
Klaus-Dieter Beck(3)(4)	22,753	57,834	80,587	*
Michael R. Peelish(3)(4)	24,659	76,623	101,282	*
Greg A. Walker(3)(4)	20,684	71,411	92,095	*
Frank J. Wood(3)(4)	47,002	86,200	133,202	*
James A. Olsen(3)(4)	33,001	71,834	104,835	*
Kurt D. Kost(3)	500	—	500	*
Alex T. Krueger(5)	—	—	—	—
William E. Macaulay(5)	—	—	—	—
David I. Foley(6)	—	—	—	—
William J. Crowley, Jr.(3)(7)	13,500	—	13,500	*
Joel Richards, III (3)(8)	6,000	—	6,000	*
P. Michael Giftos (3)(9)	4,500		4,500
Robert C. Scharp (3)(9)	4,500		4,500
All directors and executive officers as a group (16 persons)*	280,671	839,235	1,119,906	2

*                    Approximately 2 percent of shares of common stock outstanding.

                           Under the SEC’s rules, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock which they beneficially own. All persons listed have an address in care of Foundation’s principal executive offices, except as otherwise noted. All information with respect to beneficial ownership has been furnished to us by Foundation Coal Holdings, Inc.’s respective stockholders, unless otherwise noted.

(1)          Ownership Information obtained from Schedule 13G filed with the SEC on February 6, 2006 on behalf of Ziff Asset Management, L.P.( “ZAM”), PBK Holdings, Inc. (“PBK”), Philip B. Korsant and ZBI Equities, L.L.C. (“ZBI”).

(2)          The address for ZAM, PBK, Mr. Korsant and ZBI is 283 Greenwich Avenue, Greenwich, CT 06830.

(3)          The address for each of Messrs. Roberts, Wood, Bryja, Lien, Tellmann, Walker, Beck, Olsen, Kost, Peelish, Crowley, Richards, Giftos and Scharp is c/o Foundation Coal Holdings, Inc., 999 Corporate Boulevard, Suite 300, Linthicum Heights, MD 21090. Mr. Tellmann resigned from Foundation effective February 6, 2006.

(4)          Of the shares beneficially owned by each of Messrs. Roberts, Tellmann, Bryja,  and Olsen, they have the right to acquire beneficial ownership of 60,169, 18,419 and  18,419 shares, respectively, pursuant to time options which vested on December 31, 2005. Additionally, of the shares beneficially owned by each of Messrs. Roberts, Tellmann, Bryja, Beck, Peelish, Walker, Wood and Olsen, they have the right to acquire beneficial ownership of 234,657, 71,835, 71,834, 57,834, 76,623, 71,411, 86,200 and 71,834 shares, respectively, pursuant to performance options which vested on December 31, 2005.

(5)          Mr. Krueger is an executive officer of First Reserve GP IX, Inc. and disclaims beneficial ownership of any shares owned by such entity or its affiliates. Mr. Macaulay is the Chief Executive Officer and a member of the Board of Directors of First Reserve Corporation and disclaims beneficial ownership of any shares owned by such entity or its affiliates. The address of First Reserve GP IX, Inc., First Reserve GP IX, L.P., First Reserve Fund IX, L.P., Alex T. Krueger and William E. Macaulay is c/o First Reserve Corporation, One Lafayette Place, Greenwich, CT 06830.

(6)          Mr. Foley, is a director of Foundation Coal Holdings, Inc. and is a member of BMA and disclaims any beneficial ownership of the shares of common stock held by the Blackstone Funds. The address of David I. Foley is c/o The Blackstone Group L.P. 345 Park Avenue, New York, NY 10154.

(7)          Includes 3,000 shares of initial restricted stock granted to Mr. Crowley as a director of Foundation Coal Holdings, Inc. of which 600 (20%) vested on December 31, 2004 and 20% vest on each anniversary of December 31. Also includes 4,500 annual restricted stock grants for 2004, 2005 and 2006 of which  1,500 (1/3) shares vest on December 31, 2006 and 1/3 vest on each anniversary of December 31.

(8)          Includes 3,000 shares of initial restricted stock granted to Mr. Richards as a director of Foundation Coal Holdings, Inc. of which 600 (20%) vest on December 31, 2005 and 20% vest on each anniversary of December 31. Also includes 3,000 annual restricted stock grant for 2005 and 2006 of which 1,000 (1/3) shares vest on December 31, 2006 and 1/3 vest on each anniversary of December 31.

(9)          Includes 3,000 shares of initial restricted stock granted to each of Messrs. Giftos and Scharp as a director of Foundation Coal Holdings, Inc. of which 600 (20%) vest on December 31, 2005 and 20% vest on each anniversary of December 31. Also includes 1,500 annual restricted stock grant for 2006 of which 500 (1/3) shares vest on December 31, 2006 and 1/3 vest on each anniversary of December 31.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Ancillary Agreements

In connection with the merger of Foundation Coal Holdings, LLC into Foundation Coal Holdings, Inc., we entered into the following ancillary agreements governing certain relationships between and among the parties after the closing of the Acquisition.

Stockholders Agreement

Foundation Coal Holdings, Inc. has entered into a stockholders agreement. On October 4, 2004, we amended and restated Foundation Coal Holdings, Inc.’s stockholders agreement with First Reserve, Blackstone and AMCI (each a “sponsor”) and certain management stockholders, the agreement became effective upon the consummation of Foundation Coal Holdings, Inc.’s initial public offering.

The stockholders agreement provides that Foundation Coal Holdings, Inc.’s Board of Directors would initially consist of eight members upon the consummation of Foundation Coal Holdings, Inc.’s initial public offering. The board may be subsequently expanded to include such additional independent directors as may be required by the rules of any exchange on which shares of Foundation Coal Holdings, Inc.’s common stock are traded. Pursuant to the stockholders agreement each of Blackstone and First Reserve designated three nominees for election. Blackstone and First Reserve also designated one joint nominee. The stockholders agreement further provides that, the Board of Directors will designate the other nominee who must be “independent” as such term is defined by the NYSE rules, and such nominee must be reasonably acceptable to both Blackstone and First Reserve. If at any time, either Blackstone or First Reserve and their affiliates as a group beneficially own less than 66 2/3% of the aggregate number of shares owned by the other, then such sponsor will be entitled only to designate two directors, and if at any time either Blackstone or First Reserve and their affiliates as a group own less than 33 1/3% of the aggregate number of shares owned by the other, then such sponsor will be entitled only to designate one director.

All significant decisions involving us require the approval of Foundation Coal Holdings, Inc.’s Board of Directors, acting by a simple majority vote, provided however that so long as each of Blackstone and First Reserve is entitled to designate at least two nominees for election and at least one of such designees is serving as a director and Blackstone and First Reserve collectively own at least 20% of the outstanding shares of Foundation Coal Holdings, Inc.’s common stock, then the approval of at least one director solely designated by First Reserve and the approval of at least one director solely appointed by Blackstone will also be required for certain actions, such as the appointment, removal or termination of Foundation Coal Holdings, Inc.’s CEO or other senior officers; the issuance or reclassification of any of Foundation Coal Holdings, Inc.’s stock or other securities; any declaration or payment of dividends; any purchase, sale, lease, encumbrance, transfer or other acquisition or disposition of any of Foundation Coal Holdings, Inc.’s assets having an aggregate value in excess of $20 million; any merger, consolidation, conversion, business combination or joint venture involving us or any of Foundation Coal Holdings, Inc.’s subsidiaries; any transaction involving us on the one hand, and the sponsors or their affiliates on the other; any incurrence of indebtedness in excess of $20 million; the approval of Foundation Coal Holdings, Inc.’s operating budget, capital budget and/or business plan; and the incurrence of any unbudgeted capital expenditures in excess of $10 million.

Pursuant to a letter agreement, dated August 17, 2004, between First Reserve and AMCI, for so long as First Reserve is entitled to appoint three directors to Foundation Coal Holdings, Inc.’s board, it will appoint one person designated by AMCI who is reasonably satisfactory to First Reserve. Initially, this person was Hans J. Mende. Should First Reserve not be entitled to appoint three directors to Foundation Coal Holdings, Inc.’s board, it will have no obligation to appoint a person designated by AMCI.

Termination Agreement

On February 18, 2006, Foundation Coal Holdings, Inc. (“FCL”) entered into a termination agreement by and among itself, Blackstone FCH Capital Partners IV L.P., a Delaware limited partnership, Blackstone Family Investment Partnership IV-A L.P., a Delaware limited partnership (collectively referred to as “Blackstone”) First Reserve Fund IX, L.P., a Delaware limited partnership (“First Reserve”), AMCI Acquisition III, LLC (“AMCI III”) a Delaware limited liability company and certain other shareholders listed on Annex A thereto (the “Termination Agreement”) to terminate the Amended and Restated Stockholders Agreement, dated as of October 4, 2004 (the “Stockholders Agreement”). The Termination Agreement further provides that the Stockholders shall continue to have the right to indemnification as set forth in Section 6.3 of the Stockholders Agreement for any Losses, and that such right to indemnification shall survive termination of the Stockholders Agreement pursuant to the terms of this Termination Agreement.

Registration Rights Agreement

The registration rights agreement provides that, in connection with a public offering and sale, each of First Reserve, Blackstone and AMCI will, in certain circumstances, have the ability to require us to register its shares of Foundation Coal Holdings, Inc. common stock. In addition, in connection with other registered offerings by us, holders of shares of Foundation Coal Holdings, Inc. common stock will have the ability to exercise certain piggyback registration rights with respect to such shares.

Coal Sales

From time to time, as is customary in our industry, we buy and sell coal from other producers. In connection therewith, we have commitments to sell from several of our mines approximately 500,000 tons of coal in the aggregate to Alpha Coal Sales, LLC, which may be deemed an affiliate of ours, at market prices, with an option to purchase up to 25,000 tons more upon agreement of the parties. The proposed transactions commenced in January 2005 and conclude in March 2006. Any such sales are made on arm’s length terms and are therefore subject to our usual spot sales agreements, including customary pricing terms, quality adjustments, rejection and suspension rights and events of default. At the time the contract was executed, First Reserve and AMCI beneficially own approximately 55% and 45%, respectively, of the parent entity of Alpha Coal Sales, LLC. Subsequently, the parent of Alpha Coal Sales, LLC consummated an initial public offering resulting in a decrease in First Reserve and AMCI’s ownership interests.

On September 14, 2005, First Reserve, FCL, and certain other shareholders of FCL entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) as representative of several underwriters (the “Underwriters”) providing for the sale by First Reserve of 4,250,000 shares of common stock to the Underwriters. On September 20, 2005, First Reserve completed the sale of these shares of common stock in a public offering. As a result, First Reserve’s ownership interest in FCL was reduced to less than nine percent. On January 24, 2006, 4,154,045 shares of common stock of FCL were distributed by First Reserve to First Reserve’s limited and other partners. The 4,154,045 shares that were distributed represented all of the remaining shares of FCL owned by First Reserve.

AMCI Acquisition, LLC was merged with and into AMCI III on September 13, 2005. On September 14, 2005, AMCI III, FCL and certain other FCL shareholders entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. Incorporated (“Morgan Stanley”) as representative of several underwriters (the “Underwriters”) providing for the sale by AMCI III of 1,500,000 shares of FCL’s common stock to the Underwriters. On September 20, 2005, AMCI III completed the sale of these shares of common stock in a public offering. As a result, AMCI III’s ownership interest in FCL was reduced to less than three percent of FCL’s common stock.

On October 26, 2005, Hans J. Mende AMCI Acquisition, LLC’s president, resigned from Foundation Coal Holdings, Inc.’s Board of Directors.  Mr. Mende was one of First Reserve’s designees to Foundation Coal Holdings, Inc. Board of Directors pursuant to the stockholders agreement among FCL, affiliates of Blackstone, First Reserve Fund IX, L.P., AMCI Acquisition, LLC and other identified parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees of Independent Certified Public Accountants

For work performed in regard to fiscal year 2004 and 2005, Foundation Coal Holdings, Inc. paid Ernst & Young LLP the following fees for services, as categorized:

	Fiscal 2004	Fiscal 2005
	(in millions)	(in millions)
Audit fees (1)	$1.8	$2.3
Audit-related fees(2)	.8	.1
Tax fees(3)	—	—
All other fees(4)	—	—

(1)          For Fiscal Year 2004 includes fee for audit services principally relating to the annual audit, quarterly reviews, registration statements and International Financial Reporting Standards (required by RAG Coal International AG our former parent company).  For Fiscal Year 2005 includes fees for audit services relating to the annual audit, stand alone financial statements of certain subsidiaries, quarterly reviews, registration statements and the audit of management’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting.

(2)          For Fiscal Year 2004 includes audit related fees for stand alone financial statements of subsidiaries that were sold, re-audit of year ended December 31, 2001, private placement documents and audits of employees benefits plans.  For Fiscal Year 2005 includes fees for employee benefit plan audits.

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

Foundation Coal Corporation
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other	Balance at End of Period
	(In Thousands)
Successor:
Twelve Months Ended December 31, 2005
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$217	$—	$(217)	$—	$—
Reserve for material and supplies(2)	7,656	382	—	—	8,038
Valuation allowance for deferred tax assets(3)	10,574	6,469	—	11,030	28,073
Allowance for note receivables	118	—	—	—	118
For the Period From April 23, 2004 Through December 31, 2004
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$547	$—	$(330)	$—	$217
Reserve for material and supplies(2)	7,768	(112)	—	—	7,656
Valuation allowance for deferred tax assets(3)	7,552	3,022	—	—	10,574
Allowance for long-term note receivables	118	—	—	—	118
Predecessor
Period From January 1, 2004 Through July 29, 2004
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$575	$—	$(28)	$—	$547
Reserve for material and supplies(2)	7,753	15	—	—	7,768
Valuation allowance for deferred tax assets(3)	5,643	(4,561)	—	—	1,082
Allowance for long-term note receivables	118	—	—	—	118
Twelve Months Ended December 31, 2003
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$217	$358	$—	$—	$575
Reserve for material and supplies(2)	7,248	505	—	—	7,753
Valuation allowance for deferred tax assets	6,068	(425)	—	—	5,643
Allowance for long-term note receivables	70	48	—	—	118

(1)          Reserves utilized

(2)          Net change in reserve for obsolesence based on carrying value of the material and supplies inventory and the length of time the items are maintained in the inventory.

(3)          At the July 30, 2004 acquisition date, the Company recorded a valuation allowance of $7,552 for Alternative Minimum Tax credits that the Company does not consider more likely than not will be utilized. The valuation allowance was increased by $3,022 subsequent to the July 29, 2004 acquisition date.  During the twelve months ended December 31, 2005, the valuation allowance was further increased by $17,499, consisting of $6,469 specific to the 2005 provision and $11,030 resulting from the Company recording final purchase accounting adjustments in 2005 related to the July 30, 2004 acquisition. The previous valuation allowance of $4,561, which pertained to certain net operating loss carryforwards, was released in the seven months ended July 29, 2004 as substantially all the net operating loss carryforwards were realized by a subsidiary of RAG American Coal Holding, Inc. The remaining balance of $1,082 at July 29, 2004 was eliminated at the July 30, 2004 acquisition date.

15(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1

Stock Purchase Agreement, dated as of May 24, 2004, between RAG Coal International AG and Foundation Coal Corporation (formerly known as American Coal Acquisition Corp.), previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

2.2

Agreement and Plan of Merger, dated as of August 9, 2004, between Foundation Coal Holdings, LLC and Foundation Coal Holdings, Inc., previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

3.1

Form of Amended and Restated Certificate of Incorporation of Foundation Coal Holdings, Inc., previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

3.2

Form of Amended and Restated By-laws of Foundation Coal Holdings, Inc., previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

4.1

Form of certificate of Foundation Coal Holdings, Inc. common stock, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

4.2

Amended and Restated Stockholders Agreement, dated as of October 4, 2004, by and among Foundation Coal Holdings, Inc., Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC and the management stockholders parties thereto, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

4.2.1

Termination Agreement, dated as of February 6, 2006, by and among Foundation Coal Holdings, Inc., Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC (nka AMCI Acquisition III, LLC), and the management stockholders parties thereto, terminating the Amended and Restated Stockholders Agreement dated as of October 4, 2004, by and among the same parties, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on February 23, 2006 and incorporated by reference

10.1

Credit Agreement, dated as of July 30, 2004, among FC2 Corp. and Foundation Coal Corporation, as Parent Guarantors, Foundation PA Coal Company, as Borrower, the Lenders party thereto, Citicorp North America, Inc., as Administrative Agent and Collateral Agent, UBS AG, Stamford Branch, Bear Stearns Corporate Lending Inc. and Natexis Banques Populaires, as co-Documentation Agents, Citigroup Global Markets Inc. and Credit Suisse First Boston, as Co-Syndication Agents and Citigroup Global Markets Inc. and Credit Suisse First Boston, as Joint Lead Arrangers and Joint Book Managers, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.1.1

Amendment No. 1 to Credit Agreement, dated as of November 12, 2004, among FC2 Corp., Foundation Coal Corporation, Foundation PA Coal Company, Citicorp North America, Inc. and the Lenders party thereto, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.1.2	Amendment No. 2 to Credit Agreement previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on October 31, 2005, and incorporated by reference
10.2

Guarantee and Collateral Agreement, dated as of July 30, 2004, among FC2 Corp., Foundation Coal Corporation, Foundation PA Coal Company as Borrower, the Subsidiary Parties party thereto and Citicorp North America, Inc., as Collateral Agent, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.3

Registration Rights Agreement dated as of July 30, 2004, by and between Foundation Coal Holdings, LLC., a Delaware corporation, the Sponsor Stockholders, the Investor Stockholders and the Management Stockholders and any other Person that shall from and after the date hereof acquire or otherwise be the transferee, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

10.3.1

Supplement Number 1 dated as of September 2, 2005, to the Guarantee and Collateral Agreement dated as of July 30, 2004, among FC2 Corp., Foundation Coal Corporation, Foundation PA Coal Company, LLC as Borrower, the Subsidiary Parties thereto and Citicorp North America, Inc. as Collateral Agent, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-Q on November 14, 2005 and incorporated by reference

10.4

Senior Notes Indenture, dated as of July 30, 2004, among Foundation PA Coal Company, the Guarantors named therein and The Bank of New York, as Trustee, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

10.4.1

Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of Foundation Coal Corporation, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-Q on November 14, 2005 and incorporated by reference

10.5

Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

10.6

Amended and Restated Employment Agreement, dated March 6, 2006, by and between Foundation Coal Corporation and James F. Roberts, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference

10.7

Amended and Restated Employment Agreement, dated March 6, 2006, by and between Foundation Coal Corporation and Frank J. Wood, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference

10.8

Amended and Restated Employment Agreement, dated March 6, 2006, by and between Foundation Coal Corporation and James J. Bryja, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference

10.9

Amended and Restated Employment Agreement, dated March 6, 2006, by and between Foundation Coal Corporation and Kurt D. Kost, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference

10.10

Amended and Restated Employment Agreement, dated March 6, 2006, by and between Foundation Coal Corporation and Greg A. Walker, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference

10.11

Amended and Restated Employment Agreement, dated March 6, 2006, by and between Foundation Coal Corporation and Klaus-Dieter Beck, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference

10.12

Amended and Restated Employment Agreement, dated March 6, 2006, by and between Foundation Coal Corporation and James A. Olsen, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference

10.13

Amended and Restated Employment Agreement, dated March 6, 2006, by and between Foundation Coal Corporation and Michael R. Peelish, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference

10.14

Federal Coal Lease WYW-0317682: Belle Ayr Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.15	Federal Coal Lease WYW-78629: Belle Ayr Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference
10.16	Federal Coal Lease WYW-80954: Belle Ayr Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference
10.17

Federal Coal Lease WYW-0313773: Eagle Butte Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.18

Federal Coal Lease WYW-78631: Eagle Butte Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.19

Federal Coal Lease WYW-124783: Eagle Butte Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.22	Form of Executive Officer Non-Qualified Stock Option Agreement, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-Q on November 14, 2005 and incorporated by reference

10.22.1

Form of Amendment Number 1 to Executive Officer Non-Qualified Stock Option Agreement, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-Q on November 14, 2005 and incorporated by reference

10.23

Restricted Stock Unit Agreement dated as of March 18, 2005 by and between Foundation Coal Corporation and Kurt D. Kost previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on December 12, 2005 and incorporated by reference

10.24

Restricted Stock Unit Agreement dated as of December 7, 2005 by and between Foundation Coal Corporation and Kurt D. Kost previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on December 12, 2005 and incorporated by reference

12.1*	Statement re computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference
23.1*	Consent of Ernst & Young LLP
31.1*

Certification of periodic report by Foundation Coal Holdings, Inc.’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of periodic report by Foundation Coal Holdings, Inc.’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of periodic report by Foundation Coal Holdings, Inc.’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of periodic report by Foundation Coal Holdings, Inc.’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

SIGNATURES

Name	Title
/s/ JAMES F. ROBERTS	President, Chief Executive Officer
James F. Roberts	and Director (Principal Executive
Officer)
/s/ FRANK J. WOOD	Senior Vice President and Chief
Frank J. Wood	Financial Officer (Principal Financial
and Accounting Officer)
/s/ JAMES L. ANDERSON JR.	Corporate Controller and Director
James L. Anderson Jr.