Form 10-K/A
period 2005-12-31
Foundation Coal CORP
filed 2006-10-06
CIK 1310023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant’s common equity is not publicly traded. The common stock of the Registrant’s ultimate parent, Foundation Coal Holdings, Inc., began trading on the New York Stock Exchange on December 9, 2004. There were 45,735,643 shares of Foundation Coal Holdings, Inc common stock outstanding on July 31, 2006. There were 100 shares of Foundation Coal Corporation common stock outstanding on July 31, 2006, all held by its parent FC2 Corp. which are not publicly traded.

		Page
	PART I

ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	28
ITEM 1B.	UNRESOLVED STAFF COMMENTS	(1)
ITEM 2.	PROPERTIES	41
ITEM 3.	LEGAL PROCEEDINGS	(1)
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	(1)

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	(1)
ITEM 6.	SELECTED FINANCIAL DATA	(1)
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	43
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	75
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	(1)
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	(1)

	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	(1)
ITEM 11.	EXECUTIVE COMPENSATION	(1)
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	(1)
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	(1)
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	(1)

	PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	77

(1)	Not affected by this Amendment No. 1. Refer to the original Form 10-K previously filed on March 17, 2006.

EXPLANATORY NOTE

In response to comments raised by the Staff of the Securities and Exchange Commission, this Form 10-K/A (Amendment No. 1) is being filed by Foundation Coal Corporation (the “Company”) to (a) revise Items 1, 1A and 2 to change the terminology “reserve base” to “reserves”; (b) revise Item 1 with respect to the description of unleased federal coal that adjoins the Belle Ayr mine; (c) supplement the mine location map in Item 1 to include smaller-scale maps showing the location of and access to each mine; (d) revise Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), to eliminate references to “combined pro forma” and “pro forma results” (Non-GAAP combined results of operations for the twelve months ended December 31, 2004 are now compared to the successor results of operations for the year ended December 31, 2005 and to the predecessor results of operations for the year ended December 31, 2003, presented on a historical basis pursuant to the requirements of Item 303(a)(3) of Regulation S-K); and (e) supplement Item 7 by inserting graphs of representative steam coal prices and discussion of the “Other” segment in the segment analysis for the year ended December 31, 2005 compared to the non-GAAP combined twelve months ended December 31, 2004 and in the segment analysis for the non-GAAP combined twelve months ended December 31, 2004 compared to the year ended December 31, 2003.

This amendment modifies Item 7A to correct a typographical error in the third paragraph of the Interest Rate Risk subheading.

As the amendment relates only to Items 1, Business, 1A, Risk Factors, 2, Properties, 7, MD&A and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, the previously issued consolidated financial statements and notes thereto are unchanged. No attempt has been made in this Form 10-K/A to modify or update disclosures in the original report on Form 10-K (“original Form 10-K”) except as required to make the revisions and supplemental disclosures described in the preceding paragraph. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the original Form 10-K with the Securities and Exchange Commission on March 16, 2006. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K including any amendments to those filings.

The complete texts of Items 1, 1A, 2 and 7 are set forth herein, including those portions of the text that have not been amended from that set forth in the original form 10-K. The only changes are described in items (a) through (e) in the second preceding paragraph above.

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

Competitive Strengths

We believe that the following competitive strengths enhance our prominent market position in the United States:

We are the fifth largest coal producer in the United States and have significant reserves. Based on 2005 production of 66.3 million tons, we are the fifth largest coal producer in the United States. As of December 31, 2005, we controlled approximately 1.7 billion tons of proven and probable coal reserves. Based on these reserve estimates and our actual rate of production during the year ended December 31, 2005, we have a total reserve life of approximately 26 years.

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

Selectively expanding our production and reserves. Given our broad scope of operations and expertise in mining in each of the major coal-producing regions in the United States, we believe that we are well-situated to capitalize on the expected continued growth in U.S. and international coal consumption by evaluating growth opportunities, including (i) expansion of production capacity at our existing mining operations, (ii) further development of existing significant reserve blocks in Northern Appalachia and Central Appalachia, and (iii) potential strategic acquisition opportunities that arise in the United States or internationally. We will prudently act to expand our reserves when appropriate. For example, we currently plan to seek to increase our reserve position by obtaining mining rights to federal coal reserves adjoining our current operations in Wyoming through the Lease By Application (“LBA”) process.

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

Longwall Mining

We utilize longwall mining techniques at our Cumberland and Emerald mines in Pennsylvania. Longwall mining is the most productive and safest underground mining method used in the United States. A rotating drum is trammed mechanically across the face of coal, and a hydraulic system supports the roof of the mine while the drum advances through the coal. Chain conveyors then move the loosened coal to a standard underground mine conveyor system for delivery to the surface. Continuous miners are used to develop access to long rectangular blocks of coal which are then mined with longwall equipment, allowing controlled subsidence behind the advancing machinery. Longwall mining is highly productive and most effective for large blocks of medium to thick coal seams. High capital costs associated with longwall mining demand large, contiguous reserves. Ultimate seam recovery of in-place reserves using longwall mining is much higher than the room-and-pillar mining underground technique. All of the raw coal mined at our longwall mines is washed in preparation plants to remove rock and impurities.

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

Consumption by Sector	Actual			Preliminary(1) 2005	Projected(2)		Annual Growth
	2002	2003	2004		2010	2020	2004-2010	2010-2025
	(tons in millions)
Electric Generation	978	1,005	1,016	1,051	1,140	1,235	1.9%	0.8%
Industrial	61	61	62	64	66	66	1.1%	0.0%
Steel Production	24	24	24	24	23	22	(0.6)%	(0.5)%
Coal-to-Liquids Processes	0	0	0	0	0	62	N/A	N/A
Residential/Commercial	4	4	5	4	4	4	(0.4)%	0.0%
Export	40	43	48	50	41	19	0.4%	(7.5)%

Total	1,106	1,138	1,155	1,194	1,274	1,408	1.8%	1.0%

(1)	Preliminary data estimates for 2005 are based on data published in the EIA’s Quarterly Coal Report through the third quarter of 2005 and output from the EIA’s National Energy Modeling System.
(2)	Projected 2004-2005 Data per EIA Annual Energy Outlook 2006

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

Consumption by Sector	Actual			Preliminary(1) 2005	Projected(2)		Annual Growth
	2002	2003	2004		2010	2025	2004-2010	2010-2025
	(tons in millions)
Powder River Basin	397	400	421	446	486	661	2.4%	2.1%
Central Appalachia	249	231	233	214	202	156	(2.4)%	(1.7)%
Northern Appalachia	140	137	148	161	202	216	5.3%	0.5%
Illinois Basin	96	92	94	102	133	180	5.9%	2.0%
Other	223	223	228	222	239	318	0.8%	1.9%

Total	1,105	1,083	1,125	1,145	1,261	1,530	1.9%	1.3%

(1)	Preliminary data estimates for 2005 are based on data published in the EIA’s Quarterly Coal Report through the third quarter of 2005 and output from the EIA’s National Energy Modeling System.
(2)	Projected 2004-2025 Data per EIA Annual Energy Outlook 2006.

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

Wyoming (Powder River Basin)
Mines: Belle Ayr Eagle Butte
Tons Sold (tons mm) 43.6
Reserves (tons mm) 676.8
Sales ($ mm) 325.6
Illinois (Illinois Basin)
Mine: Wabash
Tons Sold (tons mm) 1.7
Reserves (tons mm) 68.8
Sales ($ mm) 47.4
Pennsylvania (Northern Appalachia)
Mines: Emerald Cumberland
Tons Sold (tons mm) 13.7
Reserves (tons mm) 764.5
Sales ($ mm) 478.8
Headquarters
Baltimore, MD
West Virginia (Central Appalachia)
Mines: Pioneer/PAX Kingston Rockspring Laurel Creek
Tons Sold (tons mm) 8.9
Reserves (tons mm) 201.2
Sales ($ mm) 405.4
N
0
404
miles
LEGEND
FOUNDATION MINES
INTERSTATES
US/STATE HIGHWAYS
Cities

Wyoming (Powder River Basin)

US HWY 14/16
STATE HWY 59
EAGLE BUTTE MINE
Gillette
I-90
I-90
BELLE AYR MINE
STATE HWY 59
0
15 mi

Illinois (Illinois Basin)

HWY 1
Illinois
Mount Carmel
Indiana
WABASH MINE
I-64
I-64
HWY 1
Evansville
0
25 mi
Kentucky

Pennsylvania (Northern Appalachia)

I-79
Pittsburgh
Ohio
Pennsylvania
STATE HWY 21
EMERALD MINE
CUMBERLAND MINE
Morgantown
Maryland
US HWY 19
I-79
West Virginia
0
40 mi

West Virginia (Central Appalachia)

Ohio
I-77
West Virginia
US HWY 19
Charleston
I-64
ROCKSPRING
KINGSTON
LAUREL CREEK
PIONEER
I-64
Pikeville
US HWY 52
Kentucky
Virginia
0
65 mi

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

Belle Ayr Mine

The Belle Ayr mine, located approximately 18 miles southeast of Gillette, Wyoming, extracts coal from the Wyodak-Anderson Seam, which averages 75 feet thick, using the truck-and-shovel mining method. Belle Ayr shipped 19.5 million tons of coal in 2005. The mine sells 100% of raw coal mined and no washing is necessary. Belle Ayr has approximately 330.7 million tons of reserves. The reserves at Belle Ayr will sustain projected production for approximately 13 years. We plan to apply to lease several hundred million tons of surface mineable, unleased coal that adjoins Belle Ayr’s property under the LBA process. If we prevail in the bidding process and obtain these leases we will be able to extend the life of the mine. Belle Ayr has the advantage of shipping its coal on both of the major western railroads, the Burlington Northern Santa Fe Railroad and the Union Pacific Railroad.

Eagle Butte Mine

The Eagle Butte mine, located approximately eight miles north of Gillette, Wyoming, extracts coal from the Roland and Smith Seams, which total 100 feet thick, using the truck-and-shovel mining method. Eagle Butte shipped 24.1 million tons of coal in 2005. The mine sells 100% of the raw coal mined and no washing is necessary. Eagle Butte has approximately 346.1 million tons of reserves. The reserves will sustain projected production levels for 14 years. We have applied to lease approximately 240 million tons of surface mineable, unleased federal coal adjoining the western boundary of the mine property. The LBA sale is scheduled for 2007. If we prevail in the bidding process and obtain this lease, we will be able to extend the mine’s life by approximately an additional 10 years, based on the mine’s 2005 rate of production. Coal from Eagle Butte is shipped on the Burlington Northern Santa Fe Railroad to power plants located throughout the Midwest and the South.

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

Cumberland Mine

The Cumberland mining complex, located approximately 12 miles south of Waynesburg, Pennsylvania, was established in 1977. Cumberland shipped 7.0 million tons of coal in 2005. As of December 31, 2005, Cumberland had assigned reserves of 102.3 million tons. All of the coal at Cumberland is processed through a preparation plant before being loaded onto Cumberland’s owned and operated railroad for transportation to the Monongahela River dock site. At the dock site, coal is then loaded into barges for transportation to river-served utilities or to other docks for subsequent rail shipment to non-river-served utilities. The mine can also ship a portion of its production via truck. Cumberland has approximately 611 salaried and hourly employees.

Emerald Mine

The Emerald mining complex, located approximately two miles south of Waynesburg, Pennsylvania, was established in 1977. As of December 31, 2005, Emerald had assigned reserves of approximately 98.1 million tons. Emerald shipped 6.7 million tons of coal in 2005. Emerald has the ability to store clean coal and blend variable sulfur products to meet customer requirements. All of Emerald’s coal is processed through a preparation plant before being loaded into unit trains operated by the Norfolk Southern Railroad or the CSX Railroad. The mine also has the option to ship a portion of its coal by truck. Approximately 577 salaried and hourly employees work at Emerald.

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

We derived 53% of our total coal revenues from sales to our 10 largest customers for the year ended December 31, 2005, with no single customer accounting for more than 14% of our coal revenues for that year. At December 31, 2005, we had 28 coal supply agreements with those 10 customers that expire at various times from 2006 to 2020. Negotiations to extend existing agreements or enter into new long-term agreements with those and other customers may not be successful, and those customers may not continue to purchase coal from us under long-term coal supply agreements, or at all. If any of our top customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our revenues and profitability could suffer materially.

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

We have not yet applied for all of the permits required, or developed the mines necessary, to use all of our reserves. Furthermore, we may not be able to mine all of our reserves as profitably as we do at our current operations. Our planned development projects and acquisition activities may not result in significant additional reserves and we may not have continuing success developing new mines or expanding existing mines beyond our existing reserves. Most of our mining operations are conducted on properties owned or leased by us. Because title to most of our leased properties and mineral rights is not thoroughly verified until a permit to mine the property is obtained, our right to mine some of our reserves may be materially adversely affected if defects in title or boundaries exist. In addition, in order to develop our reserves, we must receive various governmental permits. We may be unable to obtain the permits necessary for us to operate profitably in the future. Some of these permits are becoming increasingly more difficult and expensive to obtain and the review process continues to lengthen.

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

ITEM 2. PROPERTIES

Coal Reserves

Periodically, we retain outside experts to independently verify our coal reserves. The most recent review was completed during the first quarter of 2004 and covered all of our reserves. The results verified our reserve estimates, with minor adjustments, and included an in-depth review of our procedures and controls. In the first quarter of 2006 we retained outside experts to independently verify additional economically viable reserves. “As received” means measuring coal in its natural state and not after it is dried in a laboratory setting. We have recalculated all reserves on an “as received” basis. Our reserves were approximately 1.7 billion tons as of December 31, 2005.

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

We believe that we have sufficient reserves to replace capacity from depleting mines for the foreseeable future and that our current reserves are one of our strengths. We believe that the current level of production at our major mines is sustainable for the foreseeable future.

Our reserve estimate is based on geological data assembled and analyzed by our staff of geologists and engineers. Reserve estimates are annually updated to reflect past coal production, new drilling information and other geological or mining data. Acquisitions or sales of coal properties will also change the reserves. Changes in mining methods may increase or decrease the recovery basis for a coal seam as will plant processing efficiency tests. We maintain reserve information in secure computerized data bases, as well as in hard copy. The ability to update and/or modify the reserve database is restricted to a few individuals and the modifications are documented.

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

PART II

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

Our primary product is steam coal, sold primarily to electric power generators located in the United States. Approximately 9% and 8%, respectively, of our 2005 coal sales revenues and our non-GAAP combined 2004 coal sales revenues were made from the sale of metallurgical coal to the domestic and export metallurgical coal markets where it is used to make coke for steel production.

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

Non-GAAP combined —To facilitate trend analysis, in management’s discussion and analysis for the twelve months ended December 31, 2005 – Successor compared to the period from January 1, 2004 through July 29, 2004 – Predecessor and the period from February 9, 2004 (date of formation) through December 31, 2004 (five month operating period) – Successor and the period from January 1, 2004 through July 29, 2004 compared to the twelve months ended December 31, 2003 for RAG American Coal Holding, Inc. plus comments and comparisons to the five month operating period ended December 31, 2004 for Foundation Coal Holdings, Inc., we discuss “non-GAAP combined” results. Non-GAAP combined amounts are determined by adding the historical amounts of the Predecessor for the period from January 1, 2004 through July 29, 2004 with the corresponding amounts of the Successor for the five month operating period ended December 31, 2004. Non-GAAP combined amounts are not recognized measures under GAAP and do not purport to be alternatives to GAAP operating measures. Non-GAAP combined amounts are not indicative of the operating results of Foundation Coal Holdings, Inc. because of the significant difference in basis between the Successor and Predecessor caused by the acquisition on July 30, 2004 and its impact on income from operations. Management believes that the discussion of non-GAAP combined operating results is important to the readers of the financial statements to understand key operating trends over the normal operating cycle years 2005, 2004 and 2003. Non-GAAP combined amounts are reconciled to the underlying historical GAAP basis financial statements on page 46.

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

During the twelve months ended December 31, 2005, the Successor achieved stronger production and tons sold, enjoyed significantly higher per ton sales realizations and received the benefit of a net credit from amortization of coal supply agreements, reflecting amortization of a liability established for below market contracts in purchase accounting. Period-over-period increases in cost of coal sales, selling, general and administrative expenses and depreciation, depletion and amortization were more than absorbed by higher coal sales revenues. The operating trends discussed in the following section, Twelve months ended December 31, 2005 compared to non-GAAP combined twelve months ended December 31, 2004, also apply to comparisons of the two Successor periods and the Predecessor period from January 1, 2004 through July 29, 2004.

Historical and Non-GAAP Combined

Consolidated Condensed Statements of Operations

(Dollars in millions, except per share)

	Successor		Predecessor	Non-GAAP Combined
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
				(unaudited)
Revenues	$1,316.9	$444.6	$551.0	$995.6
Cost of coal sales	936.2	345.8	484.5	830.3
Selling, general & administrative expense	48.4	24.6	27.4	52.0
Accretion on asset retirement obligations	8.5	3.3	4.0	7.3
Write-down of long-lived asset	1.6	—	—	—
Depreciation, depletion & amortization	211.2	84.8	61.2	146.0
Amortization of coal supply agreements	(84.9)	(67.2)	8.8	(58.4)

Income (loss) from operations	195.9	53.3	(34.9)	18.4
Interest expense	(59.5)	(26.7)	(18.0)	(44.7)
Interest income	1.1	0.6	1.3	1.9
Loss on termination of hedge accounting for interest rate swaps	—	—	(48.9)	(48.9)
Loss on early debt extinguishment	—	—	(21.7)	(21.7)
Contract settlement	—	—	(26.0)	(26.0)
Mark-to-market gain (loss) on interest rate swaps	—	0.5	5.8	6.3

Income (loss) before income taxes	137.5	27.7	(142.4)	(114.7)
Income tax (expense) benefit	(46.4)	(13.6)	51.8	38.2

Income (loss) from continuing operations	91.1	14.1	(90.6)	(76.5)
Income from discontinued operations, net of income tax expense	—	—	23.1	23.1

Net income (loss)	$91.9	$14.1	$(67.5)	$(53.4)

Twelve months ended December 31, 2005 compared to non-GAAP combined twelve months ended December 31, 2004

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Successor		Predecessor	Non-GAAP Combined
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
				(unaudited)
	(in millions, except per ton data)
Coal sales	$1,292.4	$436.0	$544.9	$980.9
Other revenue	24.5	8.6	6.1	14.7

Total revenues	$1,316.9	$444.6	$551.0	995.6

Tons sold	68.8	27.6	35.9	63.5
Coal sales realization per ton sold	$18.79	$15.80	$15.18	$15.47

Coal sales revenues for the twelve months ended December 31, 2005 increased by $311.5 million (32%) compared to the non-GAAP combined coal sales revenues for the twelve months ended December 31, 2004 as a result of an 8% increase in tons sold and a 22% increase in average coal sales realization per ton.

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

Other revenues for the twelve months ended December 31, 2005 increased by $9.8 million (67%) compared to the non-GAAP combined other revenues for the twelve months ended December 31, 2004. The increase was partly due to charges totaling $8.4 million during the 2004 period for settlement of future coal sales commitments compared to $3.6 million of such charges in 2005, combined with higher revenues for synfuel fees ($3.0 million) and higher coal bed methane sales and coal bed methane royalties ($1.9 million) during the 2005 period.

Costs and Expenses

	Successor		Predecessor	Non-GAAP Combined
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
				(unaudited)
	(in millions)
Cost of coal sales (excludes depreciation, depletion and amortization)	$936.2	$345.8	$484.5	$830.3
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	48.4	24.6	27.4	52.0
Accretion on asset retirement obligations	8.5	3.3	4.0	7.3
Write-down of long-lived asset	1.6	—	—	—
Depreciation, depletion and amortization	211.2	84.8	61.2	146.0
Amortization of coal supply agreements	(84.9)	(67.2)	8.8	(58.4)

Total costs and expenses	$1,121.0	$391.3	$585.9	$977.2

Cost of coal sales. The cost of coal sales for the twelve months ended December 31, 2005 increased from the non-GAAP combined cost of coal sales for the twelve months ended December 31, 2004 primarily due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($38.0 million); (b) increases in many categories of materials and services as a result of significantly higher commodity prices particularly for steel products and diesel fuel ($86.0 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($17.8 million) partly offset by reduced purchased coal costs ($4.9 million) ; (d) reduced pension and other postretirement net periodic benefit costs due to elimination of amortization of actuarial losses as a result of purchase accounting ($9.9 million); and (e) reduced overburden removal costs reflected in depreciation, depletion and amortization as a result of purchase accounting ($21.4 million). Cost of coal sales per ton were $13.61 for the twelve months ended December 31, 2005 compared to a non-GAAP combined figure of $13.08 for the twelve months ended December 31, 2004, an increase of 4%.

Selling, general and administrative expenses. Selling, general and administrative expenses for the twelve months ended December 31, 2005 totaled $48.4 million compared to the non-GAAP combined expense of $52.0 million for the twelve months ended December 31, 2004. Period-over-period decreases in 2005 are primarily due to additional expenses incurred in the areas of: (a) directors and officers’ insurance premiums ($1.1 million); (b) audit fees, including Sarbanes Oxley 404 compliance ($2.9 million); (c) information technology costs ($0.9 million); (d) salaries and cash incentive compensation ($1.7 million); (e) non-cash stock compensation expense ($0.7 million); and (f) office rent ($0.3 million), offset by lower legal fees ($1.6 million); reduced health care and pension costs ($2.3 million); reduced sales commissions ($0.8 million); elimination of the sponsor monitoring fee in 2005 ($2.0 million) ; expenses incurred in 2004 by the predecessor representing management incentive plan expenses ($2.4 million), a one-time bonus awarded to certain employees in 2004 in connection with the sale of RAG American Coal Holding, Inc. ($1.8 million); and amortization of actuarial losses on pensions, other postretirement benefits and black lung benefits included in 2004, but not in 2005 as a result of purchase accounting ($0.4 million).

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. Expense increased in the twelve months ended December 31, 2005 compared to the non-GAAP combined expense for the year ended December 31, 2004, primarily due to a full year of depreciation, depletion and amortization in 2005 of the increased asset values assigned in purchase accounting, as well as depreciation of capital additions made during 2005.

Coal supply agreement amortization. Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the acquisition date. Amortization of the liability for below market priced coal supply agreements during the twelve months ended December 31, 2005 and the five month operating period ended December 31, 2004 totaled $109.9 million and $88.2 million of credits to expense, respectively. Amortization of the asset for above market priced coal supply agreements during the same period totaled $25.0 million and $21.0 million of charges to expense, respectively. The increase in net credit from amortization of coal supply agreements for the year ended December 31, 2005 compared to the non-GAAP combined net credit for the twelve months ended December 31, 2004 is due to a full year of post purchase accounting amortization in 2005.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets for the period from January 1, 2004 through December 31, 2005. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial statements.

	Successor		Predecessor	Non-GAAP Combined
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
				(unaudited)
	(in millions, except per ton data)
Powder River Basin
Tons sold	43.6	17.9	23.8	41.7
Average sales realization per ton	$7.47	$7.80	$7.51	$7.64
Revenues	$327.6	$140.2	$179.8	$320.0

Income from operations	$23.6	$3.5	$30.7	$34.2

Northern Appalachia
Tons sold	13.7	4.8	5.8	10.7
Average sales realization per ton	$35.00	$26.33	$27.07	$26.74
Revenues	$483.5	$128.1	$160.5	$288.6
Income (loss) from operations	$174.6	$49.4	$(10.4)	$39.0

Central Appalachia
Tons sold	8.9	3.4	4.4	7.9
Average sales realization per ton	$45.37	$36.38	$35.02	$35.61
Revenues	$417.0	$122.1	$159.0	$281.1
Income (loss) from operations	$49.6	$21.8	$(9.8)	$12.0

Powder River Basin—Income from operations for the twelve months ended December 31, 2005 was $23.6 million compared to non-GAAP combined income from operations of $34.2 million for the twelve months ended December 31, 2004. The decrease in operating income is primarily due to higher depreciation depletion and amortization (“DD&A”) expense of $24.3 million in 2005 as a result of increased values assigned to plant, equipment and owned and leased mineral rights in purchase accounting as of July 30, 2004. The increase in DD&A is partly offset by higher revenues ($7.6 million), reflecting increased coal shipments and higher coal quality premiums partly offset by lower sales realizations per ton, and a lower charge for amortization of coal supply agreements ($7.1 million), reflecting the expiration of several above market coal supply agreements at year end 2004. Cost of coal sales for the twelve months ended December 31, 2005 were comparable to non-GAAP combined cost of coal sales for the twelve months ended December 31, 2004. Increases in 2005 in labor costs ($3.3 million), materials, supplies and repair expenses ($14.1 million), mainly due to higher commodity prices, and royalties and production taxes ($2.5 million), due to higher sales revenues, were offset by an increased expense credit for deferral of overburden removal costs into work-in-process inventory ($21.0 million).

Northern Appalachia—Income from operations for the twelve months ended December 31, 2005 was $174.6 million compared to non-GAAP combined income from operations of $39.0 million for the twelve months ended December 31, 2004. The significant improvement is primarily due to increased revenues of $194.9 million resulting from a 28% increase in tons sold and a 31% increase in average sales realization per ton. Production from the Cumberland Mine increased substantially during 2005. During the first half of 2004, Cumberland’s longwall was idle from February 17 to May 7 for reasons previously described. Production at Emerald also increased period-over-period due to one longwall move in 2005 compared to two longwall moves in 2004 and improved mining conditions in 2005. Higher revenues and a $9.9 million larger credit from amortization of coal supply agreements valued in purchase accounting were partly offset by increases in labor and employee benefit expenses ($16.3 million), materials and supplies ($26.5 million), coal production taxes ($2.2 million), depreciation, depletion and amortization ($22.8 million), and write-off of deferred longwall development costs ($1.6 million) in 2005. These expense increases were due to a combination of higher tons sold and increased prices for labor, fringe benefits and materials and supplies. Cost of coal sales per ton decreased approximately 6% period-over-period.

Central Appalachia—Income from operations for the twelve months ended December 31, 2005 was $49.6 million compared to non-GAAP combined income from operations of $12.0 million for the twelve months ended December 31, 2004. Revenues increased by $135.9 million mainly due to a 13% increase in tons sold, driven by higher sales of purchased coal and increased production at the Kingston and Pax mines, and a 29% increase in average sales realizations per ton. The credit for expense from amortization coal supply agreements valued in purchase accounting was $6.7 million higher in 2005. Higher revenues were partly offset by increased expenses for: (a) labor and fringe benefits ($10.4 million); (b) materials and supplies, led by increases for roof control materials and diesel fuel ($24.5 million); (c) purchased coal ($43.3 million); (d) royalties and severance taxes driven by higher sales revenues ($8.0 million); (e) depreciation, depletion and amortization ($17.1 million); and (f) increased other expenses ($1.5 million). Cost of coal sales in both periods included charges of approximately $1.5 million each year for litigation settlements. These expense increases were due to a combination of higher tons sold and increased prices for labor, fringe benefits, materials and supplies and purchase coal. Cost of coal sales per ton increased approximately 22% period-over-period.

Other—Includes the Company’s Illinois Basin operation, the Wabash mine, expenses associated with closed mines, its coal trading operations and selling, general and administrative expenses not charged-out to the Powder River Basin, Northern Appalachia and Central Appalachia mine. During the twelve months ended December 31, 2005, the Other segment reported a loss from operations of $54.1 million compared to a non-GAAP combined loss from operations of $66.9 million in the twelve months ended December 31, 2004. The reduced period-over-period loss from operations of $12.8 million was mainly due to a combination of: (a) reduced pension and retiree medical expenses in 2005 as a result of the elimination of amortization of actuarial losses and prior service costs in purchase accounting ($5.5 million); (b) increased tons sold and higher average sales realizations per ton at the Wabash mine in 2005 partly offset by higher cash operating costs and depreciation, depletion and amortization expenses ($0.9 million); increased credit to expense from amortization of coal supply agreements in 2005 ($2.8 million) and reduced selling, general and administrative expenses in 2005 ($3.7 million).

Interest Expense, Net

	Successor		Predecessor	Non-GAAP Combined
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
				(unaudited)
	(in millions)
Interest expense—debt related	$(44.5)	$(17.9)	$(16.2)	$(34.1)
Interest expense—amortization of deferred financing fees	(4.8)	(4.4)	—	(4.4)
Interest expense—surety bond and letter of credit fees	(10.2)	(4.4)	(1.8)	(6.2)
Interest income	1.1	0.6	1.3	1.9

Interest expense, net	$(58.4)	$(26.1)	$(16.7)	$(42.8)

Debt related interest expense for the twelve months ended December 31, 2005 was higher than the non-GAAP combined debt related interest expense for twelve months ended December 31, 2004 due to: (a) a larger balance of debt outstanding after July 30, 2004 due to the transaction; (b) imputed interest charges that began in the second half of 2004; and (c) greater utilization of the revolving credit agreement. Non-GAAP combined amortization of deferred financing fees for the twelve months ended December 30, 2004 includes $3.0 million of accelerated amortization from the repayment of variable rate debt with IPO proceeds and cash on hand at year end 2004; there is $1.6 million of accelerated amortization from repayment of variable rate debt in the year ended December 31, 2005. The increase in surety bond and letter of credit fees for the twelve months ended December 31, 2005 compared to the non-GAAP combined expense for the twelve months ended December 31, 2004 is due to higher balances of financial assurance instruments from the transaction date forward. The reduction in interest income between the years is primarily due to lower cash balances available for investment in 2005.

Income Tax (Expense)

	Successor		Predecessor	Non-GAAP Combined
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
				(unaudited)
	(in millions)
Income tax (expense) benefit	$(46.5)	$(13.6)	$51.8	$(38.2)

For the twelve months ended December 31, 2005, income taxes are provided at an effective rate of 33.8%. Current tax expense, which represents taxes currently payable on operations, was approximately 14.3% of pre-tax income. We provided a full valuation allowance against deferred tax assets attributable to alternative minimum tax credits in both successor periods. Management has determined that the Company does not meet the more likely than not criteria with regard to future utilization of these alternative minimum tax credits. For the five month operating period ended December 31, 2004, income tax expense was accrued at a blended federal and state income tax rate of 49.2%. This effective income tax rate exceeds the federal statutory income tax rate of 35% primarily due to the establishment of a valuation allowance against alternative minimum tax credits. In the period from January 1, 2004 through July 29, 2004, a deferred income tax benefit was recognized at a blended federal and state income tax rate of 36.4%, and substantially all of the net operating losses were realized as a result of the Acquisition. The valuation allowance of $4.6 million previously established against the deferred tax assets associated with certain net operating loss carryforwards was released as a credit to income tax expense in this predecessor period.

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

Revenues

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
			(unaudited)
	(in millions, except per ton data)
Coal sales	$436.0	$544.9	$980.9	$976.0
Other revenues	8.6	6.1	14.7	18.3

Total revenues	$444.6	$551.0	$995.6	$994.3

Tons sold	27.6	35.9	63.5	67.2
Coal sales realization per ton sold	$15.80	$15.18	$15.47	$14.52

Coal sales volumes and coal sales revenues reported for the period from January 1, 2004 through July 29, 2004 and the five month operating period ended December 31, 2004 are reported on a comparable basis, and represent, in combination, the non-GAAP combined results for the year ended December 31, 2004. The combined tons sold by the successor and predecessor during the twelve months ended December 31, 2004 and coal sales revenues on a non-GAAP combined basis for 2004 were 63.5 million tons and $980.9 million, respectively, compared with 67.2 million tons and $976.0 million in the twelve months ended December 31, 2003. The decrease in tons sold in 2004 as compared to 2003 is primarily due to lower production and sales from the Cumberland and Emerald mines in

Northern Appalachia. From February 17 through May 7, the longwall mining equipment at the Cumberland mine was idled due to alleged violations resulting from a revised interpretation of regulations issued by MSHA regarding the ventilation system in the mine. In response, we revised the ventilation system to minimize any future business disruption, and on May 7, 2004, we resumed longwall operations at the Cumberland mine. Mainly as a result of the idle period for its longwall coupled with reduced shipments due to high water conditions from the hurricanes in September and October 2004, Cumberland’s combined tons sold by the successor and predecessor during the twelve months ended December 31, 2004 and non-GAAP combined coal sales revenues were 1.2 million tons and $28.7 million, respectively, lower in 2004 compared to the corresponding period of 2003. Emerald sold 1.3 million tons less in 2004 compared to the corresponding period of 2003 primarily due to mining delays attributable to adverse geological problems consisting of sandstone intrusions from the roof into the coal seam in the longwall panel mined during the period February through October 2004, which slowed mining by forcing the machinery to cut harder material and causing less stable roof conditions. While Emerald achieved record production in the month of December 2004, shipments for that month did not keep pace with production due to constrained rail capacity. The coal sales revenue effect of these lower 2004 shipments from Emerald were partly offset by increased average realizations per ton.

The Powder River Basin and Central Appalachia also had reduced combined tons sold by the successor and predecessor during the twelve months ended December 31, 2004 compared with 2003 totaling 1.2 million tons. In Central Appalachia, the Pioneer mine complex produced and sold less tons as the Simmons Fork surface mine completed mining and began the transition to the Pax surface mine. In the Powder River Basin, Eagle Butte produced and sold less tons due to a combination of poor rail service and limited attractively priced short term sales opportunities. Non-GAAP combined 2004 coal sales revenues in both the Powder River Basin and Central Appalachia increased from 2003 as higher average realizations more than offset the lower tons sold.

Total non-GAAP combined coal sales revenues increased 0.5% period-over-period due to a 6.5% increase in average realizations from improved pricing in all regions in which the Company operates. The increase was largely offset by a 5.5% decrease in tons sold, largely as a result of reduced production from our Northern Appalachia longwall mines as described above.

Other revenues reported for the period from January 1, 2004 through July 29, 2004 and the five month operating period ended December 31, 2004 were reported on a comparable basis, and represent, in combination, the non-GAAP combined results for the twelve months ended December 31, 2004. On a non-GAAP combined basis, other revenues in 2004 are $3.6 million less than 2003. An additional $3.7 million of losses on settlement of coal sales contracts and $4.2 million less from gains on asset sales in 2004 plus a $1.4 million gain from settlement of an asset retirement obligation in 2003 were partly offset by increased 2004 synfuel fees of $2.7 million and increased 2004 coalbed methane revenues of $3.9 million.

Costs and Expenses

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
			(unaudited)
Cost of coal sales (excludes depreciation, depletion and amortization)	$345.8	$484.5	$830.3	$798.3
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	24.6	27.4	52.0	45.3
Accretion on asset retirement obligations	3.3	4.0	7.3	7.0
Depreciation, depletion and amortization	84.8	61.2	146.0	99.8
Amortization of coal supply agreements	(67.2)	8.8	(58.4)	17.9

Total costs and expenses	$391.3	$585.9	$977.2	$968.3

Cost of coal sales. The cost of coal sales for the five month operating period ended December 31, 2004 (which represents operations from July 30 through December 31, 2004) included approximately $15.3 million less in deferred overburden charges and $8.8 million less in postretirement medical, pension and black lung benefit expenses as a result of purchase accounting compared with a comparable length period of the Predecessor. In purchase accounting, the fair value of partially and fully uncovered coal included consideration of the effort spent prior to the purchase date to remove overburden and get the coal to its partially or fully uncovered state. Therefore, the fair value assigned to partially and fully uncovered coal reserves was higher than that assigned to other coal reserves. Depletion of coal reserves, including the incremental fair value related to preacquisition overburden removal efforts, is included in depreciation, depletion and amortization. Subsequent to the acquisition date, the costs associated with removal of overburden to uncover coal reserves is inventoried as work-in-process until the related coal is mined and the inventoried cost charged to cost of coal sales when the coal is sold. Until coal valued as partially or fully uncovered at the acquisition date is fully depleted, depreciation, depletion and amortization will include the value of overburden removal performed prior to the acquisition date which if incurred subsequent to the acquisition date would have been included in cost of coal sales. As a result of revaluing pension and post-employment benefit liabilities at the acquisition date under purchase accounting, unamortized actuarial losses which were being amortized in expense by the Predecessor were eliminated. As a result, pension and post retirement benefit costs of the Successor are expected to be lower than that of the Predecessor. Cost of coal sales for the five month operating period ended December 31, 2004 also included approximately $3.8 million of additional charges from sale of inventories revalued to market in purchase accounting than for a comparable length period of the Predecessor. These effects from the application of purchase accounting to the Successor basis of reporting cost of coal sales net to $20.3 million of reduced expense. Otherwise, the cost of coal sales are reported on a comparable basis for the period from January 1, 2004 through July 29, 2004 and for the five month operating period ended December 31, 2004. The non-GAAP combined 2004 cost of coal sales was $830.3 million compared to $798.3 million in 2003.

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

Selling, general and administrative expenses. Selling, general and administrative expenses for the period from January 1, 2004 through July 29, 2004 included $1.8 million in bonus expenses related to the sale of RAG American Coal Holding, Inc. The five month operating period ended December 31, 2004 included $1.7 million of bonus expenses paid to senior management related to the IPO, $2.0 million of sponsor monitoring fees, and $1.3 million of expenses arising from adjustment of the incurred-but-not-reported (IBNR) medical benefits liability. Non-GAAP combined selling, general and administrative expenses for 2004 were $52.1 million compared to $45.3 million for the Predecessor in 2003. The increase is primarily due to the IPO and acquisition related costs discussed above. Increases in compensation, employee relocation expenses and professional service fees in the non-GAAP combined 2004 period are offset by lower sales commissions and reduced consulting expenses compared to 2003.

Accretion on asset retirement obligation. Accretion on asset retirement obligation is a component of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. We adopted SFAS No. 143, effective January 1, 2003. The impact of adopting SFAS No. 143 is discussed below. Application of purchase accounting increased accretion of asset retirement obligations by approximately $0.4 million in the five month operating period ended December 31, 2004, compared with a comparable length period of the Predecessor. Non-GAAP combined accretion in asset retirement obligation for 2004 was $7.3 million compared with $7.0 million for the Predecessor for 2003.

Depreciation, depletion and amortization. In comparison to historical reporting of the Predecessor, depreciation, depletion and amortization for the five month operating period ended December 31, 2004 reflects increased cost depletion of owned and leased mineral rights as a result of the purchase accounting in which higher values have been assigned to owned and leased mineral rights. In purchase accounting, the fair value of partially and fully uncovered coal included consideration of the effort spent prior to the purchase date to remove overburden and get the coal to its partially or fully uncovered state. Therefore, the fair value assigned to partially and fully uncovered coal reserves was higher than that assigned to other coal reserves. Depletion of coal reserves, including the incremental fair value related to pre-acquisition overburden removal efforts, is included in depreciation, depletion and amortization. Subsequent to the acquisition date, the costs associated with removal of overburden to uncover coal reserves is inventoried as work-in-progress until the related coal is mined and the inventoried cost is charged to cost of coal sales when the coal is sold. Until coal valued as partially or fully uncovered at the acquisition date is fully depleted, depreciation, depletion and amortization will include the value of overburden removal performed prior to the acquisition date; overburden removal, if incurred subsequent to the acquisition date, would have been included in cost of coal sales. Cost depletion for the five month operating period includes $23.5 million related to the production of fully and partially uncovered coal which received a higher value than other owned and leased mineral rights at the acquisition date. Absent this application of purchase accounting the amortization of costs associated with fully and partially uncovered coal would have been included in and increased the cost of coal sales. Non-GAAP combined depreciation, depletion and amortization for 2004 was $146.0 million compared with $99.8 million for the Predecessor in 2003. The increase is the result of the higher basis in assets subject to depreciation, depletion and amortization. The higher basis assets are primarily coal reserves recorded at fair value at the acquisition date. The Successor expects that depreciation, depletion and amortization in future years will continue to be higher than that of the Predecessor due to the higher asset bases.

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

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets for the period from January 1, 2003 through December 31, 2004. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial statements.

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
			(unaudited)
	(in millions, except per ton data)
Powder River Basin
Tons sold	17.9	23.8	41.7	42.6
Average sales realization per ton	$7.80	$7.51	$7.64	$7.12
Revenues	$140.2	$179.8	$320.0	$305.6
Income from operations	$3.5	$30.7	$34.2	$47.7

Northern Appalachia
Tons sold	4.8	5.8	10.7	13.2
Average sales realization per ton	$26.33	$27.07	$26.74	$24.80
Revenues	$128.1	$160.5	$288.6	$330.0
Income (loss) from operations	$49.4	$(10.4)	$39.0	$29.0

Central Appalachia
Tons sold	3.4	4.4	7.9	8.2
Average sales realization per ton	$36.38	$35.02	$35.61	$31.92
Revenues	$122.1	$159.0	$281.1	$263.8
Income (loss) from operations	$21.8	$(9.8)	$12.0	$5.7

Powder River Basin—Income from operations for the period from January 1, 2004 through July 29, 2004 was $30.7 million. Income from operations for the five month operating period ended December 31, 2004 was $3.5 million, and was reduced by approximately $20 million from the application of purchase accounting. The application of purchase accounting resulted in higher cost depletion and amortization of coal supply agreements partially offset by a reduction in cost of coal sales arising from the deferral of overburden removal costs. Non-GAAP combined income from operations for the Powder River Basin for 2004 was $34.2 million compared to $47.7 million for the Predecessor in 2003. This decrease is due to the net of the impact of purchase accounting previously discussed and higher average sales realizations, partly offset by lower tons sold and increases in mine operating expenses.

Northern Appalachia—Losses from operations for the period from January 1, 2004 through July 29, 2004 were $10.4 million primarily due to the previously described idling of the longwall at the Cumberland mine from February 17 through May 7, 2004. Income from operations for the five month operating period ended December 31, 2004, was $49.4 million which benefited by approximately $38 million from the application of purchase accounting. This benefit was primarily from amortization of a liability established for below term market priced coal supply agreements, which is reported as a credit in amortization of coal supply agreements, partly offset by increased cost depletion and additional cost of coal sales from recording coal inventories at fair value at the acquisition date. Non-GAAP combined income from operations for Northern Appalachia for 2004 was $39.0 million compared to $29.0 million for the Predecessor in 2003. The net impact of the effects of purchase accounting, the idle period for the Cumberland longwall and lower production from Emerald as a result of longwall mining delays from periodic adverse geological problems encountered in mining the first longwall panel of a new mining district between February and October 2004 account for this change. Though it is uncertain, we expect to encounter similar geological conditions in future panels to be mined at Emerald. In response to these conditions, we have made changes to our equipment and operating plan at Emerald that we believe will mitigate the impact of these adverse geologic conditions.

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

Higher average sales realizations at all mines partly offset the reduced production and higher costs. Income from operations for the five month operating period ended December 31, 2004 was $21.8 million. Income for this five month operating period was benefited by approximately $22.0 million from the application of purchase accounting. This benefit from the application of purchase accounting was primarily from amortization of a liability established for below term market priced coal supply agreements which is reported as a credit in amortization of coal supply agreements, partly offset by higher cost depletion and additional cost of coal sales from recording coal inventories at fair value at the acquisition date. Non-GAAP combined income from operations for Central Appalachia for 2004 was $12.0 million compared to $5.7 million for the Predecessor in 2003. This change in income from operations was the net impact of the effects of purchase accounting combined with the same factors cited above for the period from January 1, 2004 through July 29, 2004.

Other—Includes the Company’s Illinois Basin operation, the Wabash mine, expenses associated with closed mines, its coal trading operations and selling, general and administrative expenses not charged-out to the Powder River Basin, Northern Appalachia and Central Appalachia mine. During the twelve months ended December 31, 2004, the Other segment reported a non-GAAP combined loss from operations of $66.9 million compared to a loss from operations of $56.3 million in the twelve months ended December 31, 2003. The increased period-over-period loss from operations of $10.6 million was mainly due to: (a) lower other revenues in 2004 as explained previously; and (b) higher selling, general and administrative expenses for 2004 on a non-GAAP combined basis as discussed previously.

Other Income (Loss)

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
			(unaudited)
	(in millions)
Litigation settlements	$—	$—	$—	$43.5
Contract settlement	—	(26.0)	(26.0)	—
Loss on termination of hedge accounting for interest rate swaps	—	(48.9)	(48.9)	—
Unrealized gain on interest rate swap	0.5	5.8	6.3	—
Early debt extinguishment costs	—	(21.7)	(21.7)	—

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

Interest Expense, Net

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
			(unaudited)
	(in millions)
Interest expense	$(26.7)	$(18.0)	$(44.7)	$(46.9)
Interest income	0.6	1.3	1.9	3.2

Interest expense, net	$(26.1)	$(16.7)	$(42.8)	$(43.7)

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

Income Tax (Expense) Benefit

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
			(unaudited)
	(in millions)
Income tax (expense) benefit	$(13.6)	$51.8	$38.2	$0.2

In the period from January 1, 2004 through July 29, 2004, a deferred income tax benefit was recognized at a blended federal and state income tax rate of 36.4%, and substantially all of the net operating losses carryforwards were realized as a result of the Acquisition. The valuation allowance of $4.6 million previously established against the deferred tax assets associated with certain net operating loss carryforwards was released as a credit to income tax expense in the period January 1, 2004 through July 29, 2004. The remaining valuation allowance of $1.0 million was eliminated at the July 30, 2004 acquisition date. In the five month operating period ended December 31, 2004, income tax expense was accrued at a blended federal and state income tax rate of 49.2%. This effective income tax rate exceeds the federal statutory income tax rate of 35% primarily due to the establishment of a valuation allowance against alternative minimum tax credits. Management has determined that the Company does not meet the more likely than not criteria with regard to future utilization of these alternative minimum tax credits. In the twelve months ended December 31, 2003, the income from the litigation settlement allowed the recognition of percentage depletion benefits that reduced the blended federal and state income tax rate applied to income from continuing operations to approximately 0%.

Income from Discontinued Operations After Income Taxes

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
			(unaudited)
	(in millions)
Income from discontinued operations before income taxes	$—	$2.9	$2.9	$16.1
Gain from sale of discontinued operations	—	25.7	25.7	—
Income tax expense	—	(5.5)	(5.5)	(6.0)

Income from discontinued operations after income taxes	$—	$23.1	$23.1	$10.1

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during the twelve months ended December 31, 2005, five month operating period ended December 31, 2004 and for the period from January 1, 2004 through July 29, 2004:

	Successor		Predecessor
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004
		(in millions)
Cash provided by (used in):
Operating activities—continuing operations	$177.8	$61.7	$(8.0)
Operating activities—discontinued operations	—	—	7.0
Investing activities—continuing operations(1)	(130.4)	(934.9)	(50.7)
Investing activities—discontinued operations	—	—	185.0
Financing activities—borrowings(2)	76.0	830.0	306.0
Financing activities—repayments(2)	(126.0)	(145.1)	(686.9)
Financing activities—capital contribution	—	242.0	—
Financing activities—other	—	(28.7)	—
Financing activities—pledged cash	—	—	20.0
Financing activities—on deposit with RAG(3)	—	—	233.0

Change in cash and cash equivalents	$(2.6)	$25.0	$5.4

(1)	Cash used in investing activities by the Successor for the five month operating period ended December 31, 2004 include $904.9 million, net of cash acquired to acquire RAG American Coal Holding, Inc. and subsidiaries from RAG Coal International AG.
(2)	The borrowings and repayments during the twelve months ended December 31, 2005 in the amount of $76.0 million represent use of the Revolving Credit facility to maintain day-to-day liquidity and a $50.0 million prepayment of long term bank debt in advance of maturity.
(3)	Represents the decrease in the balance of cash on deposit with RAG.

Cash provided by operating activities from continuing operations increased in the twelve months ended December 31, 2005 as compared to the non-GAAP combined results of the Successor for the five month operating period ended December 31, 2004 and the Predecessor for the period from January 1, 2004 through July 29, 2004 primarily due to higher net income from continuing operations, partly offset by increases in working capital, mainly trade accounts receivable and inventories.

Cash used in investing activities for continuing operations, excluding the purchase of RAG American Coal Holding, Inc., increased in the twelve months ended December 31, 2005 as compared to the non-GAAP combined results of the Successor for the five month operating period ended December 31, 2004 and the Predecessor for the period from January 1, 2004 through July 29, 2004 due to higher capital expenditures in the 2005 period. Capital expenditures for the twelve months ended December 31, 2005 totaled $140.2 million, including $49.8 million of expenditures related to the expansion of the Belle Ayr Mine in the Powder River Basin, development of the Pax surface mine and related rail loading facility in Central Appalachia, addition of a continuous mining unit to the Kingston Mine in Central Appalachia, the widening of the Emerald Mine longwall face to 1,450 feet from 1,250 feet and upgrades to the rail loading facility at Emerald. Non-GAAP combined capital expenditures of the Successor for the five month operating period ended December 31, 2004 and for the Predecessor for the period from January 1, 2004 through July 29, 2004 of $86.3 million were mainly for replacement of equipment and other expenditures necessary to sustain mine operations.

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

	Twelve Months Ended December 31, 2005	Four Quarters Ended December 31, 2004	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(unaudited) (in millions)
EBITDA(1)	$322.2	$15.7	$71.4	$(55.7)	$187.2
Non-cash charges (income)(2)	(11.0)	70.4	(8.7)	79.1	18.4
Unusual or non-recurring items(3)	—	35.9	3.8	32.1	(42.8)
Cumberland mine force majeure(4)	—	31.1	—	31.1	—
Other adjustments(5)	0.7	(0.5)	0.9	(1.4)	(2.4)

Adjusted EBITDA	$311.9	$152.6	$67.4	$85.2	$160.4

(1)	EBITDA is calculated in the table below:

	Twelve Months Ended December 31, 2005	Four Quarters Ended December 31, 2004	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(unaudited) (in millions)
Income (loss) from continuing operations	$91.1	$(76.5)	$14.1	$(90.6)	$26.0
Interest expense	59.5	44.7	26.7	18.0	46.9
Interest income	(1.1)	(1.9)	(0.6)	(1.3)	(3.2)
Income tax expense (benefit)	46.4	(38.2)	13.6	(51.8)	(0.2)
Depreciation, depletion and amortization	211.2	146.0	84.8	61.2	99.8
Amortization of above market coal supply agreements	(84.9)	(58.4)	(67.2)	8.8	17.9

EBITDA	$322.2	$15.7	$71.4	$(55.7)	$187.2

(2)	We are required to adjust EBITDA, as defined above, for the following non-cash charges (income):

	Twelve Months Ended December 31, 2005	Four Quarters Ended December 31, 2004	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(unaudited) (in millions)
Interest rate swaps(a)	$—	$42.6	$(0.5)	$43.1	$—
Early extinguishment of debt	—	21.7	—	21.7	—
Profit in inventory(b)	—	3.8	3.8	—	—
Overburden removal included in depreciation, depletion and amortization(c)	(22.6)	(15.3)	(15.3)	—	—
Accretion on asset retirement obligations	8.5	7.3	3.3	4.0	7.0
Stock based compensation expense(d)	1.5	—	—	—	—
Write-down of long lived asset	1.6	—	—	—	—
Amortization included in benefits expense(e)	—	10.3	—	10.3	11.4

Total	$(11.0)	$70.4	$(8.7)	$79.1	$18.4

(a)	Includes $48.9 million of expense resulting in the period from January 1, 2004 to July 29, 2004 from loss on termination of hedge accounting for interest rate swaps less $5.8 million mark-to-market adjustment. Under the terms of the stock purchase agreement, we did not assume any existing interest rate swaps. For the five month operating period ended December 31, 2004 includes the mark-to-market gain on interest rate swaps not yet designated as cash flow hedges.
(b)	Represents incremental cost of sales recorded in the period arising from the manufacturing profit added to inventory in purchase accounting.
(c)	In purchase accounting, the fair value of partially and fully uncovered coal included consideration of the effort spent prior to the purchase date to remove overburden and get the coal to its partially or fully uncovered state. Therefore, the fair value assigned to partially or fully uncovered coal reserves was higher than that assigned to other coal reserves. Depletion of coal reserves, including the incremental fair value related to pre-acquisition overburden removal efforts, is included in depreciation, depletion and amortization. Subsequent to the acquisition date, the costs associated with removal of overburden to uncover coal reserves is inventoried as work-in-process until the related coal is mined and the inventoried cost charged to cost of coal sales when the coal is sold. Until coal valued as partially or fully uncovered at the acquisition date is fully depleted, depreciation, depletion and amortization will include the value of overburden removal performed prior to the acquisition date; overburden removal, if incurred subsequent to the acquisition date, would have been included in cost of coal sales.

(d)	Represents an accrual for compensation expense attributable to restricted stock performance units and restricted stock awarded to certain directors.
(e)	Represents the portion of pension, other post retirement and black lung expense resulting from the amortization of unrecognized actuarial losses, prior service costs and transition obligations. Unrecognized actuarial losses, prior service costs and transition obligations were eliminated when the pension, other post retirement and black lung obligations were fair valued in purchase accounting.

(3)	We are also required to adjust EBITDA, as defined above, for the following unusual (income) expense:

	Twelve Months Ended December 31, 2005	Four Quarters Ended December 31, 2004	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2003
	(unaudited) (in millions)
Litigation/arbitration/contract settlements, net(a)	$—	$28.9	$—	$28.9	$(41.9)
Transaction bonus(b)	—	1.8	—	1.8	—
Long-term incentive plan expense(c)	—	2.4	—	2.4	3.9
Gain on asset sales and sale of affiliates	—	(1.0)	—	(1.0)	(4.8)
Other(d)	—	3.8	3.8	—	—

Total	$—	$35.9	$3.8	$32.1	$(42.8)

(a)	Represents arbitration awards, litigation and contract settlements, net of related legal and tax fees.
(b)	Represents the cost of a one-time bonus awarded to certain employees in connection with the sale of RAG American Coal Holding, Inc.
(c)	Represents the cost of a long-term incentive plan instituted by the Seller in 2001 that was terminated prior to closing as required by the change in control provisions in the plan agreement. We have implemented a management equity program that will not result in a cash cost to us.
(d)	Represents $2.0 million from a sponsor monitoring fee and $1.8 million from a tax allowance related to the IPO in the period July 30 to December 31, 2004. In addition, other items that are permitted adjustments in calculating covenant compliance under the indenture governing the 7.25% Senior Notes and the Senior Credit Facilities, including directors’ fees, reimbursements of certain union dues by the Seller, black lung settlement charges and costs related to moving our human resources organization from Colorado to Maryland, incurred primarily in the year ended December 31, 2003 and in the period from January 1, 2004 through July 29, 2004, net to an immaterial amount.

(4)	Represents the adjustment required for the estimated impact of the temporary idling of our Cumberland mine in the first half of 2004 as a result of a revised interpretation of mine ventilation laws by MSHA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(5)	We are also required to make adjustments to EBITDA for items such as incremental insurance costs and franchise taxes not included in income tax expense.

Cash interest for the twelve months ended December 31, 2005 is calculated as follows:

(unaudited) (in millions)
Interest expense for twelve months ended December 31, 2005	$57.3
Less: Amortization of deferred financing costs for the twelve months ended December 31, 2005	4.8
Less: Cash interest income for the twelve months ended December 31, 2005	1.1
Less: Other non cash interest expense for the twelve months ended December 31, 2005	2.0

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

Notional Amount	Term	Floating Rate	Fixed Rate
$20 million	September 2004 –September 2007	3-month LIBOR	3.26%
$25 million	September 2004 –September 2007	3-month LIBOR	3.26%
$20 million	September 2004 –September 2007	3-month LIBOR	3.26%
$20 million	September 2004 –September 2007	3-month LIBOR	3.26%

As of December 31, 2005, after giving effect to the $85 million of interest rate swaps that were entered into, we had $250 million of variable rate indebtedness, representing approximately 39% of our outstanding indebtedness. A 1% change in interest rates would affect the interest expense on such indebtedness by $2.5 million. At December 31, 2005, the fair value of these swap agreements was an unrealized gain of $1.0 million. During the five month operating period ended December 31, 2004 these swaps were not designated as hedges.

15(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of periodic report by Foundation Coal Corporation Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of periodic report by Foundation Coal Corporation Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of periodic report by Foundation Coal Corporation Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of periodic report by Foundation Coal Corporation Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Name	Title
/s/ JAMES F. ROBERTS James F. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ FRANK J. WOOD Frank J. Wood	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JAMES L. ANDERSON JR. James L. Anderson Jr.	Corporate Controller and Director