Form 10-K
period 2006-12-31
Foundation Coal CORP
filed 2007-03-23
CIK 1310023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 333-12979-49

Foundation Coal Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0085077
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 Corporate Boulevard, Suite 300 Linthicum Heights, Maryland	21090
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code) (410) 689-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Registrant meets the conditions set forth in the General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant’s common equity is not publicly traded. The common stock of Foundation Coal Holdings, Inc., the Registrant’s public parent, began trading on the New York Stock Exchange on December 9, 2004. There were 45,109,690 shares of Foundation Coal Holdings, Inc. common stock outstanding on February 23, 2007. There were 100 shares of Foundation Coal Corporation common stock outstanding on February 23, 2007, all held by its parent, FC 2 Corp., which are not publicly traded.

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

We have used the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project” and similar terms and phrases, including references to assumptions, in this Form 10-K to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	market demand for coal, electricity and steel;

•	future economic or capital market conditions;

•	weather conditions or catastrophic weather-related damage;

•	our ability to produce coal at existing and planned future operations;

•	the consummation of financing, acquisition or disposition transactions and the effect thereof on our business;

•	our plans and objectives for future operations and expansion or consolidation;

•	our relationships with, and other conditions affecting, our customers;

•	timing of reductions or increases in customer coal inventories;

•	long-term coal supply arrangements;

•	risks in coal mining;

•	environmental laws, including those directly affecting our coal mining and production, and those affecting our customers’ coal usage;

•	competition;

•	railroad, barge, trucking and other transportation performance and costs;

•	our assumptions concerning economically recoverable coal reserve estimates;

•	employee workforce factors;

•	regulatory and court decisions;

•	future legislation and changes in regulations or governmental policies or changes in interpretations thereof;

•	changes in postretirement benefit and pension obligations;

•	our liquidity, results of operations and financial condition;

•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires;

•	continuation of other revenues from fees received from synthetic fuel (“synfuel”) processors; and

•	other factors, including those discussed in “Risk Factors” “ITEM 1A.”

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

Unless the context otherwise indicates, as used in this Annual Report on Form 10-K (“10-K”) the terms the “Company” “we” “our” “us” and similar terms refer to Foundation Coal Corporation and its consolidated subsidiaries. For purposes of all financial disclosure contained herein, Foundation Coal Corporation is an indirect wholly owned subsidiary of Foundation Coal Holdings, Inc. which is the “Successor” to RAG American Coal Holding, Inc. (the “Predecessor”). We were formed to acquire the North American coal mining assets of RAG Coal International AG, which acquisition closed on July 30, 2004 (the “Acquisition”). All references to Foundation Coal Corporation or Foundation Coal Holdings, Inc., including the business description, operating data and financial data, excludes RAG Coal International AG’s former Colorado operations, which were sold to a third party on April 15, 2004 and are accounted for herein as discontinued operations. Certain statements in this 10-K are forward-looking statements. To facilitate trend analysis we compare the historical financial data of Foundation Coal Corporation for the year ended December 31, 2005 with the “Non-GAAP Combined” financial data for the year ended December 31, 2004 which was determined by adding the historical amounts of the Predecessor for the period from January 1, 2004 through July 29, 2004 with the corresponding amounts of the Successor for the five month operating period ended December 31, 2004. Non-GAAP Combined amounts for the year ended December 31, 2004 are not recognized measures under GAAP and do not purport to be alternatives to GAAP operating measures. Non-GAAP Combined amounts are not indicative of the operating results of Foundation Coal Corporation because of the significant difference in basis between the Successor and Predecessor caused by the Acquisition and its impact on income from operations. Management believes that the discussion of Non-GAAP Combined operating results is important to the readers of the financial statements to understand key operating trends over the normal operating cycle years 2006, 2005 and 2004. Non-GAAP Combined amounts are reconciled to the underlying historical GAAP basis financial statements in ITEM 7.

ITEM 1.	BUSINESS.

Overview

We are the fourth largest coal producer in the United States. We operate a diverse group of fourteen mines located in Wyoming, Pennsylvania, West Virginia and Illinois. For the year ended December 31, 2006, we sold 73.9 million tons of coal, including 71.6 million tons that were produced and processed at our operations. As of December 31, 2006, we had approximately 1.6 billion tons of proven and probable coal reserves. We are also involved in marketing coal produced by others to supplement our own production and, through blending, provide our customers with coal qualities beyond those available from our own production. We purchased and resold 1.9 million tons of coal in 2006.

We are primarily a supplier of steam coal to U.S. utilities for use in generating electricity. We also sell steam coal to industrial plants. Steam coal sales accounted for 97% of our coal sales volume and 91% of our coal sales revenue in 2006. We also sell metallurgical coal to steel producers; metallurgical sales accounted for 3% of our coal sales volume and 9% of our coal sales revenue in 2006.

As of December 31, 2006, we had a total sales backlog of over 311 million tons of coal, and our coal supply agreements have remaining terms ranging from one to 15 years. For 2006, based on sales revenues we sold approximately 76% of our sales volume under long-term coal supply agreements. We consider sales commitments with a duration of twelve months or longer as a “long-term” contract as opposed to spot sales agreements with a duration less than twelve months. As of January 24, 2007, we had sales and price commitments for approximately 98% of our planned 2007 production, approximately 70% of our planned 2008 production, approximately 48% of our planned 2009 production and approximately 19% of our planned 2010 production.

Competitive Strengths

We believe that the following competitive strengths enhance our prominent market position in the United States:

We are the fourth largest coal producer in the United States and have significant coal reserves. Based on 2006 production of 71.6 million tons, we are the fourth largest coal producer in the United States. As of December 31, 2006, we controlled approximately 1.6 billion tons of proven and probable coal reserves. Based on these reserve estimates and our actual rate of production during the year ended December 31, 2006, we have a total reserve life of approximately 23 years.

We have a diverse portfolio of coal-mining operations and reserves. We operate a total of 14 mines in the Powder River Basin, Northern Appalachia, Central Appalachia and the Illinois Basin, selling coal to dozens of domestic and foreign electric utilities, steel producers and industrial users. We are the only producer with significant operations and major reserve blocks in both the Powder River Basin and Northern Appalachia, two U.S. coal production regions for which future demand is expected to increase. We believe that this geographic diversity provides us with a significant competitive advantage, allowing us to source coal from multiple regions to meet the needs of our customers and reduce their transportation costs.

We operate highly productive mines and have had strong EBITDA margins. We believe our focus on productivity has helped contribute to our strong EBITDA margins for fiscal years ended 2004, 2005 and 2006. Our strategic investment in equipment and technology has increased the efficiency of our operations, which we believe reduces our costs and provides us with a competitive advantage. Maintaining our low-cost position enables us to maximize our profitability in all coal pricing environments.

We are a recognized industry leader in safety and environmental performance. Our focus on safety and environmental performance results in a lower likelihood of disruption of production at our mines, which leads to higher productivity and improved financial performance. We operate some of the nation’s safest mines, with 2006 injury incident rates, as tracked by the Mine Safety and Health Administration (“MSHA”), below industry averages.

We have long-standing relationships and long-term contracts with many of the largest coal-burning utilities in the United States. We supply coal to numerous power plants operated by a diverse group of electricity generators across the country. We believe we have a reputation for reliability and superior customer service that has enabled us to solidify our customer relationships.

Our management team has a track record of success during our long operating history. Our management team has a proven record of generating free cash flow, increasing productivity, reducing costs, developing and maintaining long-standing customer relationships and effectively positioning us for future growth and profitability. We operated as a stand-alone subsidiary of privately held RAG Coal International AG from 1999 until becoming an independent company on July 30, 2004. Our senior executives have an average of approximately 26 years of experience in the coal industry, including an average of 17 years of experience operating our assets when owned by us and our predecessors.

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

Capitalizing on favorable industry dynamics through a balanced approach to selling our coal. The fundamentals of the current U.S. coal market are among the strongest in the past decade resulting in a favorable coal pricing environment which, based on current coal forward prices, we believe will continue for the foreseeable future. We employ a balanced approach to selling our coal, including the use of long-term sales commitments for a portion of our future production while maintaining uncommitted planned production to capitalize on favorable future pricing environments.

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

Cyprus Minerals Company merged with and into AMAX, Inc., a New York corporation, on November 15, 1993, with Cyprus Minerals Company being the surviving corporation under the name Cyprus Amax Minerals Company. The combined coal mining businesses were consolidated under Cyprus Amax Coal Company at the time of the 1993 merger.

On June 30, 1999, Cyprus Amax Minerals Company and its subsidiary, Amax Energy Inc., sold the stock of Cyprus Amax Coal Company and all of its subsidiaries consisting of its remaining coal properties to RAG International Mining GmbH (now RAG Coal International AG (“RAG”)). After the closing of this transaction in 1999, our parent holding company was RAG American Coal Holding, Inc.

Foundation Coal Holdings, LLC (“LLC”) was formed on February 9, 2004, by a group of investors for the purpose of acquiring the United States coal properties owned by RAG Coal International AG. A Stock Purchase Agreement was signed on May 24, 2004.

On April 23, 2004, the Company was formed as a wholly owned subsidiary of LLC. The Company issued 100 shares of common stock with a par value of $0.01 to LLC. LLC was formed as a Delaware limited liability company, which, as described below, later contributed its shares of the Company and merged into Foundation Coal Holdings, Inc.

LLC through its subsidiary, Foundation Coal Corporation, and pursuant to the Stock Purchase Agreement, completed the Acquisition of 100% of the outstanding common shares of RAG American Coal Holding, Inc. and its subsidiaries from RAG Coal International AG, on July 30, 2004 (the “Transaction”).

LLC merged on August 17, 2004 into its subsidiary, Foundation Coal Holdings, Inc., a Delaware corporation that was formed on July 19, 2004. Foundation Coal Holdings, Inc. was the surviving entity in this merger. Accordingly, the Company became an indirect wholly owned subsidiary of Foundation Coal Holdings, Inc. On December 9, 2004, Foundation Coal Holdings, Inc. completed an initial public offering of 24,121,900 shares of common stock and became the entity we refer to herein as the “Public Parent.”

The Company, through its operating subsidiaries, engages in the extraction, cleaning and selling of coal to electric utilities, steel companies, coal brokers, and industrial users primarily in the United States.

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

Room-and-Pillar Mining

Our Kingston, Laurel Creek and Rockspring mines in West Virginia and our Wabash mine in Illinois utilize room-and-pillar mining methods. In this type of mining, main airways and transportation entries are developed and maintained while remote-controlled continuous miners extract coal from so-called rooms by removing coal from the seam, leaving pillars to support the roof. Shuttle cars and battery coal haulers are used to transport coal to the conveyor belt for transport to the surface. This method is more flexible and often used to mine smaller coal blocks or thin seams. Ultimate seam recovery of in-place reserves is typically less than that achieved with longwall mining. Much of this production is also washed in preparation plants before it becomes saleable clean coal.

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

Coal Markets. Coal is primarily consumed by utilities to generate electricity. It is also used by steel companies to make steel products and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. In general, coal is characterized by end use as either steam coal or metallurgical coal. Steam coal is used by electricity generators and by industrial facilities to produce steam, electricity or both. Metallurgical coal is refined into coke, which is used in the production of steel. Over the past quarter century, total annual coal consumption in the United States has nearly doubled to approximately 1.2 billion tons in 2006. The growth in the demand for coal has coincided with an increased demand for coal from electric power generators.

	Actual		Preliminary(1)		Projected(2)		Annual Growth
Consumption by Sector	2003	2004	2005	2006	2010	2025	2005-2010	2010-2025
				(tons in millions)
Electric Generation	1,005	1,016	1,037	1,043	1,104	1,411	1.3%	1.6%
Industrial	61	62	60	64	64	63	0.6%	(0.1)%
Steel Production	24	24	24	24	22	21	(1.4)%	(0.3)%
Coal-to-Liquids Processes	0	0	0	0	0	82	N/A	N/A
Residential/Commercial	4	5	4	4	5	5	2.4%	0.0%
Export	43	48	50	46	44	27	0.3%	(3.2)%

Total	1,138	1,155	1,176	1,181	1,239	1,609	1.2%	1.8%

(1)	Preliminary data estimates for 2006 are based on data published in the EIA’s Quarterly Coal Report through the third quarter of 2006 and output from the EIA’s National Energy Modeling System.
(2)	Projected 2010—2025 Data per EIA Annual Energy Outlook 2007

The nation’s power generation infrastructure is largely coal-fired. As a result, coal has consistently maintained a 49% to 53% market share during the past 10 years, principally because of its relatively low cost, reliability and abundance. Coal is the lowest cost fossil fuel used for base-load electric power generation, being considerably less expensive than natural gas or oil. Coal-fired generation is also competitive with nuclear power generation especially on a total cost per megawatt-hour basis. The production of electricity from existing hydroelectric facilities is inexpensive, but its application is limited both by geography and susceptibility to seasonal and climatic conditions. Non-hydropower renewable power generation accounts for only 2.5% of all the electricity generated in the United States, and wind and solar power—the renewable energy sources that may provide more environmental benefits—represent less than 1% of United States power generation.

Coal consumption patterns are also influenced by the demand for electricity, governmental regulation impacting power generation, technological developments and the location, availability and cost of other fuels such as natural gas, nuclear and hydroelectric power.

Coal’s primary advantages are its relatively low cost and availability compared to other fuels used to generate electricity. Using 2005 Federal Energy Regulatory Commission Form 1 filings as a basis, Global Energy Advisors (“GEA”), a commonly used authoritative resource for industry commodity pricing, has estimated the average total production costs of electricity, using coal and competing generation alternatives in 2006, as follows:

Electrical Generation Type	Cost per Megawatt Hour
Natural Gas	$81.58
Petroleum	$80.61
Non-hydro renewables*	$59.57
Coal	$21.62
Nuclear	$17.27
Hydroelectric	$11.41

*	Includes: electricity generation from solar, wind, agriculture byproducts, biomass, geothermal, landfill gas, wood waste and other waste products.

Coal Production. United States coal production was approximately 1.1 billion tons in 2006. The following table, derived from data prepared by the EIA, sets forth production statistics in each of the four major coal producing regions for the periods indicated (totals may not foot due to rounding).

	Actual		Preliminary(1)		Projected(2)		Annual Growth
Production by Region	2003	2004	2005	2006	2010	2025	2005-2010	2010-2025
				(tons in millions)
Powder River Basin	400	421	430	449	479	694	2.2%	2.5%
Central Appalachia	231	233	236	233	190	134	(4.3)%	(2.3)%
Northern Appalachia	137	135	140	142	171	197	4.0%	0.9%
Illinois Basin	92	94	96	100	117	148	4.0%	1.6%
Other	223	228	229	224	232	344	0.2%	2.7%

Total	1,083	1,112	1,131	1,149	1,189	1,517	1.0%	1.6%

(1)	Preliminary data estimates for 2006 are based on data published in the EIA’s Quarterly Coal Report through the third quarter of 2006 and output from the EIA’s National Energy Modeling System.
(2)	Projected 2010-2025 Data per EIA Annual Energy Outlook 2007.

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

Competition. The coal industry is intensely competitive. The most important factors on which we compete are coal price at the mine, coal quality and characteristics, transportation costs from the mine to the customer and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which are influenced by factors beyond our control. Some of these factors include the demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures in the United States, government regulation, technological developments and the location, availability, quality and price of competing sources of coal, alternative fuels such as natural gas, oil and nuclear, and alternative energy sources such as hydroelectric power.

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

High sulfur coal can be burned in plants equipped with sulfur-reduction technology, such as scrubbers, which can reduce sulfur dioxide emissions. Plants without scrubbers can burn high sulfur coal by blending it with lower sulfur coal, or by purchasing emission allowances on the open market, which permit the user to emit a ton of sulfur dioxide. More than 15,000 megawatts of coal-based generating capacity has been retrofitted with scrubbers since the beginning of Phase I of the Clean Air Act. Furthermore, utilities have announced plans to scrub an additional 89,000 megawatts by 2010. Additional scrubbing will provide new market opportunities for our noncompliance coals. All new coal-fired generation plants built in the United States are expected to use clean coal-burning technology.

Operations

As of December 31, 2006, we operated a total of 14 mines located in Wyoming, Pennsylvania, West Virginia and Illinois. We currently own most of the equipment utilized in our mining operations.

The following table provides summary information regarding our principal mining complexes as of December 31, 2006.

Mining Complex	Number of Mines	Type of Mine	Mining Technology	Transportation	Tons Sold in 2006
					(In millions)
Wyoming
Belle Ayr	1	Surface	Truck-and-Shovel	BNSF, UP	24.6
Eagle Butte	1	Surface	Truck-and-Shovel	BNSF, Truck	25.3

Pennsylvania
Cumberland	1	Underground	Longwall	Barge	7.6
Emerald	1	Underground	Longwall	CSX, NS	6.2

West Virginia
Kingston	2	Underground	Room-and-Pillar	Barge, CSX, NS	1.1
Laurel Creek	4	Underground	Room-and-Pillar	Barge, CSX	1.5
Rockspring	1	Underground	Room-and-Pillar	NS	2.8
Pioneer	2	Surface	Truck and Front-End Loader	Barge, NS,	1.7
				CSX/RJCC
Purchased and resold coal					1.8

Illinois
Wabash	1	Underground	Room-and-Pillar	NS	1.2

Other
Purchased and resold coal	—				0.1

Total	14				73.9

BNSF	= BNSF Railway
CSX	= CSX Transportation
RJCC	= R.J. Corman Railroad Company
NS	= Norfolk Southern Railway Company
UP	= Union Pacific Railroad Company

Note: The tonnage shown for each mine represents coal mined, processed and shipped from our active operations. Kingston and Pioneer tons sold include a total of 1.5 million tons of metallurgical coal. The tonnage shown in the two categories labeled purchased and resold includes 0.7 million tons of metallurgical coal.

The following map outlines our operations, sales of produced coal, tons sold and reserves as of December 31, 2006:

The following provides a description of the operating characteristics of the principal mines and reserves of each of our mining operations.

Wyoming Operations

We control approximately 626.7 million tons of coal reserves in the Powder River Basin, the largest and fastest growing U.S. coal-producing region. Our subsidiaries, Foundation Coal West, Inc. and Foundation Wyoming Land Company, own and manage two sub-bituminous, low sulfur, non-union surface mines that sold 49.9 million tons of coal in 2006, or 63% of our total production volume. The two mines employ approximately 550 salaried and hourly employees. Our Powder River Basin mines have produced over 900 million tons of coal since 1972.

Belle Ayr Mine

The Belle Ayr mine, located approximately 18 miles southeast of Gillette, Wyoming, extracts coal from the Wyodak-Anderson Seam, which averages 75 feet thick, using the truck-and-shovel mining method. Belle Ayr shipped 24.6 million tons of coal in 2006. The mine sells 100% of raw coal mined and no washing is necessary. Belle Ayr has approximately 306.0 million tons of reserves. The reserves at Belle Ayr will sustain projected production for approximately 12 years if market conditions warrant. We plan to apply to lease several hundred million tons of surface mineable, unleased federal coal that adjoins Belle Ayr’s property under the LBA process. If we prevail in the bidding process and obtain these leases we will be able to extend the life of the mine. Belle Ayr has the advantage of shipping its coal on both of the major western railroads, the BNSF Railway and the Union Pacific Railroad.

Eagle Butte Mine

The Eagle Butte mine, located approximately eight miles north of Gillette, Wyoming, extracts coal from the Roland and Smith Seams, which total 100 feet thick, using the truck-and-shovel mining method. Eagle Butte shipped 25.3 million tons of coal in 2006. The mine sells 100% of the raw coal mined and no washing is necessary. Eagle Butte has approximately 320.7 million tons of reserves. The reserves will sustain projected production levels for 13 years if market conditions warrant. We have applied to lease approximately 230 million tons of surface mineable, unleased federal coal adjoining the western boundary of the mine property. The LBA sale is scheduled for October, 2007. If we prevail in the bidding process and obtain this lease, we will be able to extend the mine’s life by approximately an additional 9 years, based on the mine’s 2006 rate of production. Coal from Eagle Butte is shipped on the BNSF Railway to power plants located throughout the Midwest and the South. The mine also ships a small portion by truck.

Pennsylvania Operations

We control approximately 747.3 million tons of contiguous reserves in Northern Appalachia. Approximately 184.1 million tons are assigned to active mines. Approximately 563.2 million tons are unassigned. A portion of these unassigned reserves is accessible through our currently active mines. Our Pennsylvania mines are located in the southwestern part of the state, approximately 60 miles south of Pittsburgh. Both mines operate in the Pittsburgh No. 8 Seam, the dominant coal-producing seam in the region, which is six to eight feet thick on these properties. The Pennsylvania operations consist of the Cumberland and the Emerald mining complexes, which collectively shipped 13.8 million tons in 2006 using longwall mining systems supported by continuous mining methods. The mines sell high Btu, medium sulfur coal primarily to eastern utilities. The hourly work force at each mine is represented by the United Mine Workers of America (“UMWA”).

Cumberland Mine

The Cumberland mining complex, located approximately 12 miles south of Waynesburg, Pennsylvania, was established in 1977. Cumberland shipped 7.6 million tons of coal in 2006. As of December 31, 2006, Cumberland had assigned reserves of 98.0 million tons. All of the coal at Cumberland is processed through a preparation plant before being loaded onto Cumberland’s owned and operated railroad for transportation to the Monongahela River dock site. At the dock site, coal is then loaded into barges for transportation to river-served utilities or to other docks for subsequent rail shipment to non-river-served utilities. The mine can also ship a portion of its production via truck. Cumberland has approximately 650 salaried and hourly employees.

Emerald Mine

The Emerald mining complex, located approximately two miles south of Waynesburg, Pennsylvania, was established in 1977. As of December 31, 2006, Emerald had assigned reserves of approximately 86.1 million tons. Emerald shipped 6.2 million tons of coal in 2006. Emerald has the ability to store clean coal and blend variable sulfur products to meet customer requirements. All of Emerald’s coal is processed through a preparation plant before being loaded into unit trains operated by the Norfolk Southern Railway or CSX Transportation. The mine also has the option to ship a portion of its coal by truck. Approximately 580 salaried and hourly employees work at Emerald.

West Virginia Operations

Our subsidiaries operate four mining facilities located in West Virginia in the Central Appalachia region: Kingston, Laurel Creek, Rockspring and Pioneer. The Kingston, Laurel Creek and Rockspring facilities are all underground mining complexes that use room-and-pillar mining technology to develop and extract coal. The Pioneer mines operate two surface mines utilizing truck/loader systems to extract coal from multiple seams. Our West Virginia operations have approximately 69.5 million tons of reserves that are assigned to current operations and approximately 127.6 million tons of reserves that are unassigned and are being held for future development. Except for the two surface mines, all of the raw coal is processed through preparation plants before transportation to market. Production from the mines is typically low sulfur, high Btu coal. In 2006, our West Virginia mines collectively sold 8.9 million tons of produced and purchased coal. Our West Virginia mines ship coal by either the Norfolk Southern Railway or CSX Transportation or by barge on the Kanawha and Big Sandy Rivers. These operations serve a diversified customer base, including regional and national customers. We also own and operate the Rivereagle loading facility on the Big Sandy River in Boyd County, Kentucky.

Our West Virginia operations have approximately 885 non-union salaried and hourly employees. In November 2003, a UMWA election was held at the Rockspring mining facility, the outcome of which is pending a decision of the National Labor Relations Board (the “NLRB”). If the NLRB finds that the UMWA was properly elected, approximately 290 employees at the Rockspring facility would become UMWA members.

Kingston Mines

The Kingston complex consists of two mines, Kingston #1 and Kingston #2, located in Fayette County and Raleigh County, respectively. Kingston #1 mines the Glen Alum Seam and Kingston #2 mines the Douglas Seam. In 2006, the Kingston complex shipped 1.1 million tons and as of December 31, 2006 had approximately 11.4 million tons of reserves of which approximately 8.2 million tons are assigned and approximately 3.2 million tons are unassigned. Kingston sells coal primarily into the metallurgical market for domestic steel plants. The coal is trucked to the Kanawha River for shipment by barge or delivered via CSX Transportation or the Norfolk Southern Railway for shipment by rail.

Laurel Creek Mines

The Laurel Creek mining complex consists of four underground mines. The #1 and #5 mines operate in the Coalburg Seam. The #4 mine operates in the 5 block seam and the #6 mine operates in the Cedar Grove seam. The preparation plant is located in Logan and Mingo Counties. In 2006, the mines shipped 1.5 million tons and as of December 31, 2006 had approximately 4.7 million tons of assigned reserves and approximately 18.4 million tons of unassigned reserves. The coal is shipped by truck primarily to our Rivereagle dock, other third-party docks or our rail siding on CSX Transportation.

Rockspring Mine

Rockspring Development, Inc. operates a large multiple section mining complex in Wayne County called Camp Creek that produces coal from the Coalburg Seam. The complex shipped 2.8 million tons of coal in 2006. Assigned and unassigned coal reserves totaled approximately 41.0 million tons and 22.7 million tons, respectively. Rockspring has a mine site rail loadout. The coal is transported on the Norfolk Southern Railway, primarily to southeastern utilities. The mine can also ship a portion of its production by truck.

Pioneer Mines

Pioneer Fuel Corporation operates two surface mines, Paynter Branch which is located in Wyoming County and Pax surface mine which is located in Raleigh County. These mines utilize front-end loaders with trucks to mine multiple seams. The Pioneer mines shipped 1.7 million tons of steam and metallurgical coal in 2006. As of December 31, 2006, the mines had assigned reserves of approximately 15.6 million tons with an additional 19.4 million tons of unassigned reserves. Based on 2006 production rates, we expect that the Paynter Branch mine has sufficient reserves to last approximately 11 years. Mine development at the Pax surface mine was completed in 2006. We expect that the Pax mine has sufficient reserves to last approximately 13 years. Coal from Paynter Branch is shipped by truck to a loading facility on the Norfolk Southern Railway and then on to domestic utilities and exported to metallurgical coal customers. Coal from Pax is trucked to the Kanawha River for shipment by barge or may be transported by truck to an on-site loading facility. The Pax mine has an on-site loading facility which allows loading by short line R.J. Corman Railroad for nearby interchange to our rail siding on the CSX Transportation, Inc. railroad.

Illinois Operations

Wabash Mine

The Wabash mine is a room-and-pillar operation, mining in the Illinois No. 5 seam, located in Wabash County, Illinois in the Illinois Basin just east of Keensburg. The mine shipped 1.2 million tons of steam coal in 2006. After cleaning in the preparation plant, the coal is shipped via the Norfolk Southern Railway to power plants located in the Illinois Basin, in particular to the PSI Gibson Station in Owensville, Indiana, one of the largest power plants in the U.S.

The hourly work force at the Wabash mine is represented by the UMWA. Wabash has approximately 290 salaried and hourly employees.

FutureGen Industrial Alliance, Inc.

We are a founding member of the FutureGen Industrial Alliance, Inc. This is a non-profit entity that is partnering with the U.S. Department of Energy to facilitate the design, construction and operation of the world’s first near-zero emission coal-fueled power plant. Government cost share is anticipated to be 74% and the private sector will contribute 26% of project costs. As of January 2007, there were twelve major domestic and international utilities and mining companies joining in this effort. The FutureGen plant cost will be in excess of $1 billion and is intended to demonstrate advanced technologies to gasify coal and generate electricity, and produce hydrogen which has potential to power fuel cells for transportation and other energy needs. The facility also will integrate systems to capture carbon dioxide emissions and sequester them underground permanently. This carbon capture and sequestration technology is expected to help address the issue of climate change as energy demand continues to grow worldwide. The alliance has completed initial conceptual design and narrowed site selection from 12 locations in 7 states to 4 locations in 2 states, two each in Texas and Illinois. Final site selection is scheduled for later in 2007. Construction is currently scheduled to begin in 2009. As this entity is a non-profit, we will not receive any future revenues or income, and will only receive indirect benefits by helping ensure the future use of coal as a clean, low cost source of fuel.

Long-Term Coal Supply Agreements

As of December 31, 2006, we had a total sales backlog of over 311 million tons of coal, and our coal supply agreements have remaining terms ranging from one to 15 years. For 2006, based on sales revenues we sold approximately 76% of our sales volume under long-term coal supply agreements with a duration of twelve months or longer. In 2006, we sold coal to over 100 electricity generating and industrial plants. Our primary customer base is in the United States. We expect to continue selling a significant portion of our coal under long-term supply agreements. Our strategy is to selectively renew, or enter into new, long-term supply contracts when we can do so at prices we believe are favorable. As of January 24, 2007, we had sales and price commitments for approximately 98% of our planned 2007 production, approximately 70% of our planned 2008 production, approximately 48% of our planned 2009 production and approximately 19% of our planned 2010 production. To the extent we do not renew or replace expiring long-term coal supply agreements, our future sales will be exposed to market fluctuations.

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

Some of our long-term contracts provide for a predetermined adjustment to the stipulated base price at times specified in the agreement or at other periodic intervals to account for changes due to inflation or deflation. In addition, many of our contracts contain provisions to adjust the base price due to new statutes, ordinances or regulations that impact our costs related to performance of the agreement. Additionally, some of our contracts contain provisions that allow for the recovery of costs impacted by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities.

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

Some of our contracts set out mechanisms for temporary reductions or delays in coal volumes in the event of a force majeure, including events such as labor strikes or lockouts, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer. More recent contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer. Many of our contracts contain similar clauses covering changes in environmental laws. We often negotiate the right to supply coal that complies with new environmental requirements to avoid contract termination.

In some of our contracts, we have a right of substitution, allowing us to provide coal from different mines as long as the replacement coal meets quality specifications and will be sold at the same delivered cost.

Sales and Marketing

Our sales team has an average of 22 years of experience in the areas of coal sales and procurement, trading, and transportation. Through our sales, trading and marketing entities, we sell coal produced by our diverse portfolio of operations, broker coal sales of other coal producers, both as principal and agent, trade coal and emission allowances and provide transportation-related services. Our sales, marketing, and trading affiliate, Foundation Energy Sales, Inc., employs staff to handle trading, transportation, market research, contract administration and risk/credit management activities.

Transportation

Coal consumed domestically is usually sold at the mine, and transportation costs are normally borne by the purchaser. Export coal is usually sold at the loading port, with purchasers paying ocean freight. Producers usually pay shipping costs from the mine to the port.

We depend upon rail, barge, trucking and other systems to deliver coal to markets. In 2006, our produced coal was transported from the mines and to the customer primarily by rail, with the main rail carriers being CSX Transportation, Norfolk Southern Railway, BNSF Railway, Union Pacific Railroad Company. The majority of our sales volume is shipped by rail, but a portion of our production is shipped by barge and truck. All coal from our Belle Ayr mine in Wyoming is shipped by two competing railroads, the BNSF Railway and the Union Pacific Railroad Company, while rail shipments from our Eagle Butte operation moves via the BNSF Railway. The Wabash mine in Illinois is serviced by the Norfolk Southern Railway. The Pioneer, Kingston, Laurel Creek and Rockspring mines in West Virginia are serviced by a combination of the Norfolk Southern Railway and CSX Transportation, as well as by truck and barge. In Pennsylvania, the Emerald mine is serviced by the Norfolk Southern Railway and CSX Transportation and the Cumberland mine is primarily serviced by barge. We move the coal from the Cumberland mine approximately 17 miles to the river for loading into barges on a captive railroad line we own and operate.

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

Employees

As of December 31, 2006, we and our subsidiaries had approximately 3,150 employees. As of December 31, 2006, pursuant to three distinct collective bargaining agreements, the UMWA represented approximately 39% of our affiliates’ employees, who produced approximately 21% of our coal sales volume during the fiscal year ended December 31, 2006. Relations with organized labor are important to our success and we believe our relations with our employees are satisfactory. Three mining operations (Cumberland, Emerald and Wabash) are separate signatories to the UMWA collective wage agreement negotiated between the Bituminous Coal Operators Association (the “BCOA”) and the UMWA in 2002. While our affiliated operations are not part of the BCOA, these entities have historically executed collective wage agreements patterned after the industry negotiated collective wage agreement with additional memoranda of understanding to handle different operating cost structures and other local issues. The three separate wage agreements with the UMWA expire at the end of the first quarter 2007, approximately three months after the industry-negotiated collective wage agreement expiration date of December 31, 2006. Because the Wabash mine operates with the room-and-pillar method (as opposed to the lower cost longwall method at Emerald and Cumberland), and operates in a different production basin with different markets and competition, it may require a distinct collective bargaining agreement from those at Cumberland and Emerald in order to stay competitive and to justify capital investments.

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

In early 2006, as a result of the Sago mine incident in West Virginia and other incidents in the coal mining industry, legislative and regulatory bodies at the state and federal levels including MSHA have promulgated or proposed various new statutes, regulations and policies relating to mine safety and mine emergency issues. Although some new laws, regulations and policies are in place, these legislative and regulatory efforts are still ongoing. At this time, it is not possible to predict the full effect that the new or proposed statutes, regulations and policies will have on our operating costs, but it will increase our costs and those of our competitors. Some, but not all, of these additional costs can be passed on to customers.

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

As of December 31, 2006, all of our various payment obligations for federal black lung benefits to claimants entitled to such benefits are made from a fully funded tax exempt trust established for that purpose. Based on actuarial reports and required funding levels, from time to time we may have to supplement the trust corpus to cover the anticipated liabilities going forward.

Coal Industry Retiree Health Benefit Act of 1992

The Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) provides for the funding of health benefits for certain UMWA retirees and their spouses or dependants. The Coal Act established the Combined Fund into which employers who are “signatory operators” are obligated to pay annual premiums for beneficiaries. The Combined Fund covers a fixed group of individuals who retired before July, 1 1976, and the average age of the retirees in this fund is approximately 80 years of age. Premiums paid in 2006 for our obligations to the Combined Fund were approximately $1.2 million. The Coal Act also created a second benefit fund, the 1992 Plan, for miners who retired between July 1, 1976 and September 30, 1994, and whose former employers are no longer in business to provide them retiree medical benefits. Companies with 1992 Plan liabilities also pay premiums into this plan. Premiums paid in 2006 for our obligation to the 1992 Plan were approximately $1.0 million. These per beneficiary premiums for both the Combined Fund and the 1992 Plan are adjusted annually based on various criteria such as the number of beneficiaries and the anticipated health benefit costs.

On December 20, 2006, the Tax Relief and Health Care Act of 2006 became law and will have the impact of reducing or eliminating the premium obligation of companies due to the expanded transfers from the Abandoned Mine Land Fund (“AML”). The additional transfer of funds from AML will eliminate, to the extent the new transfers are adequate, the unassigned beneficiary premium under the Combined Fund effective October 1, 2007. The additional transfers will also reduce incrementally the pre-funding and assigned beneficiary premium to cover the cost of beneficiaries for which no individual company is responsible (“orphans”) under the 1992 Plan beginning January 1, 2008. For the first time, the 1993 Benefit Plan (all of the beneficiaries of which are orphans) will begin receiving a subsidy from a new federal transfer that will ultimately cover the entire cost of the population included in the plan as of December 31, 2006. Under the Combined Fund, the 1992 Plan and the 1993 Plan, if the federal transfers are inadequate to cover the cost of the “orphan” component the 2007 signatories, the UMWA contract will remain liable for any shortfall.

Environmental Laws

We and our customers are subject to various federal, state and local environmental laws. Some of the more material of these laws, discussed below, place stringent requirements on our coal mining operations and our customers. Federal and state regulations require regular monitoring of our mines and other facilities to ensure compliance.

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

In order to obtain mining permits and approvals from state regulatory authorities we must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior or better condition, productive use or other permitted condition. Typically, we submit our necessary permit applications several months, or even years, before we plan to begin mining a new area. In the past, we have generally obtained our mining permits in time so as to be able to run our operations as planned. However, we cannot be sure that we will not experience difficulty or delays in obtaining mining permits in the future or even denials of permits altogether.

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

Some SMCRA mine permits take over a year to prepare, depending on the size and complexity of the mine. Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Public notice of the proposed permit is given that also provides for a comment period before a permit can be issued. Some SMCRA mine permits may take several years or even longer to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public and other agencies have rights to comment on and otherwise engage in the permitting process, including through intervention in the courts.

Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, requires a fee on all coal produced. The proceeds are used to reclaim mine lands closed prior to 1977 when SMCRA came into effect. The current fee is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal. New legislation passed by Congress and signed by the President in December 2006 reduces the fee to $0.315 per ton on surface-mined coal and $0.135 on deep-mined coal from 2008 to 2012, with additional reductions to $0.28 per ton on surface-mined coal and $0.12 per ton on deep-mined coal from 2013 to 2021.

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

Clean Air Act

The Clean Air Act, the Clean Air Act Amendments and the corresponding state laws that regulate the emissions of materials into the air affect coal mining operations both directly and indirectly. Direct impacts on coal mining and processing operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, including future regulation of fine particulate matter measuring 10 micrometers in diameter or smaller. The Clean Air Act indirectly affects coal mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, particulates, mercury and other compounds emitted by coal-fueled electricity generating plants. Power plants will likely have to continue to install pollution control technology and upgrades. Power plants may be able to recover the costs for these upgrades in the prices they charge for power, but this is not a certainty and state public utility commissions often control such rate matters. The Clean Air Act provisions and associated regulations are complex, lengthy and often being assessed for revisions or additions. In addition, one or more of the pertinent state or federal regulations issued as final are at this time, and may still continue to be, subject to current and future legal challenges in courts and the actual timing of implementation may remain uncertain. Some of the more material Clean Air Act requirements that may directly or indirectly affect our operations include the following:

•

Acid Rain. Title IV of the Clean Air Act required a two-phase reduction of sulfur dioxide emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fired power plants generating greater than 25 megawatts. The affected electricity generators have sought to meet these requirements mainly by, among other compliance methods, switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing sulfur dioxide emission allowances. The adoption of the Clean Air Interstate Rule (CAIR) in 2005 created tighter limits for sulfur dioxide and nitrogen oxides for the states covered under CAIR than currently exist under Title IV. (See “Clean Air Interstate Rule” for more information.) The cap-and-trade program under the CAIR utilizes the same allowance allocation policy developed under Title IV of the Clean Air Act. States not governed by the CAIR will continue to be subject to the regulations of Title IV. We cannot accurately predict the effect of these provisions of the Clean Air Act on us in future years. At this time, we believe that implementation of Phase II has resulted in an upward pressure on the price of lower sulfur eastern coals, and more demand for western coals, as coal-fired power plants continue to comply with the more stringent restrictions of Title IV.

•

Fine Particulate Matter and Ozone. The Clean Air Act requires the Environmental Protection Agency (“EPA”) to set standards, referred to as National Ambient Air Quality Standards (“NAAQS”), for certain pollutants. Areas that are not in compliance (referred to as “non-attainment areas”) with these standards must take steps to reduce emissions levels. In 1997, the EPA revised the NAAQS for particulate matter and ozone. Although previously subject to legal challenge, these revisions were subsequently upheld but implementation was delayed for several years. For ozone, these changes include replacement of the existing one-hour average standard with a more stringent eight-hour average standard in Phase 1 of the Ozone Rule. In April 2004, the EPA announced that counties in 31 states and the District of Columbia failed to meet the new eight-hour standard for ozone. On November 8, 2005, the EPA finalized Phase 2 of the Ozone Rule, which establishes the final compliance requirements and timelines upon which state, local, and tribal government will base their state implementation plans for areas designated as non-attainment. For particulates, the changes include retaining the existing standard for particulate matter with an aerodynamic diameter less than or equal to 10 microns (“PM10”), and adding a new standard for fine particulate matter with an aerodynamic diameter less than or equal to 2.5 microns (“PM2.5”). State fine particulate non-attainment designations were finalized in December 2005, and counties in 21 states and the District of

Columbia were classified as non-attainment areas. At the same time, the EPA also proposed changes to the current national air quality monitoring requirements for all criteria pollutants including particulates and revisions to the national air quality standards for fine particulate pollution, proposing more stringent requirements for this pollutant. These newly proposed standards were incorporated into the EPA’s final rule on particulate matter issued in October 2006. These standards also include making new state non-attainment designations in 2010 based on 2007-2009 air quality data; requiring these states to meet the EPA’s new PM standards by 2015. Meeting the new PM2.5 standard may require reductions of nitrogen oxide and sulfur dioxide emissions. A final rulemaking on ozone is expected in December 2007. Future regulation and enforcement of these new ozone and PM2.5 standards will affect many power plants, especially coal-fired plants and all plants in “non-attainment” areas.

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

•

Clean Air Interstate Rule. In January 2004, the EPA proposed new rules for further reducing emissions of sulfur dioxide and nitrogen oxides. The final Clean Air Interstate Rule (CAIR) was issued by the EPA in March 2005. The rule calls for power plants in Texas and 27 states bordering or east of the Mississippi River, and the District of Columbia, to reduce emission levels of sulfur dioxide and nitrous oxide. At full implementation, CAIR is estimated by the EPA to cut regional sulfur dioxide emissions by more than 70% from the 2003 levels, and to cut nitrogen oxide emissions by more then 60% from 2003 levels. States must achieve the required emission reductions using one of two compliance options. The first alternative is for the state to require power plants to participate in an EPA administered “cap-and-trade” system that caps emissions in two stages. This cap and trade approach is similar to the system now in effect under other regulations controlling air pollution. Alternatively, a state can elect to meet a specific state emissions budget through measures of the state’s choosing. These state measures will be at least as stringent as than those imposed by CAIR. The stringency of the caps may require many coal-fired sources to install additional pollution control equipment to comply. This increased sulfur emission removal capability caused by the proposed rule could result in decreased demand for low sulfur coal, potentially driving down prices for low sulfur coal.

•

Clean Air Mercury Rule. In January 2004, the EPA also proposed a mercury reduction rule for controlling mercury emissions from power plants. The proposal sought comments on two approaches for reducing mercury currently emitted each year by coal-fired power plants in the United States. EPA issued its final Clean Air Mercury Rule in March 2005. The EPA has rejected one approach which would require coal-fired power plants to install pollution controls known as “maximum achievable control technologies”, or “MACT”, under section 112 of the Clean Air Act. The approach adopted uses other provisions of the Clean Air Act and sets a mandatory, declining cap on the total mercury emissions allowed from coal-fired power plants nationwide. This “cap-and-trade” approach is similar to the approach under the CAIR rule discussed above. This approach, which allows mercury emissions trading, when combined with the CAIR regulations, will reduce mercury emissions by nearly 70% from current levels once facilities reach a final mercury cap which takes effect in 2018. Current mercury emissions from United States power plants are about 48 tons per year. The first phase cap is 38 tons beginning in 2010. EPA estimates that much of this reduction will come as a “co-benefit” of the pollution control devices installed under the CAIR regulations. The final cap is set at 15 tons per year beginning in 2018. Each state has been allocated a budget of mercury emissions and must submit a plan on meeting its budget for mercury reductions. The states are not required to adopt the cap-and-trade approach, but EPA expects most to take that approach. Alternatively, a state can elect to meet a specific state emissions budget through measures of the state’s choosing. The stringency of the caps may require many coal-fired sources to install additional pollution control equipment to comply. This increased mercury emission removal capability caused by the proposed rule could result in decreased demand for certain coals either due to higher mercury levels or more difficulty in removing the inherent mercury. In November 2006, states were required to file their state implementation plans (SIP) with the EPA for mercury compliance but only 21 states submitted plans. This prompted the EPA to designate a federal implementation plan (FIP) to be applied to states that did not file a SIP. The FIP basically requires all states without an EPA approved SIP to participate in the national cap-and-trade program. There remains some uncertainty as to how the various state implementation plans will interact with the FIP as not all the SIP’s allow for trading as does the federal plan.

•

Carbon Dioxide. In 2003, certain states sued the EPA seeking a court order requiring the EPA to designate carbon dioxide as a criteria pollutant under the Clean Air Act and to issue a new NAAQS for carbon dioxide. Previously, the EPA had established that carbon dioxide is not a criteria pollutant and therefore cannot be regulated under the Clean Air Act. In 2005, a federal court upheld the EPA’s position that it was not required to regulate carbon dioxide as a pollutant. However, this matter was argued to the United States Supreme Court and a decision is expected in 2007. In addition, there are several new state programs to limit CO2 emissions and others have been proposed. There are also pending before Congress several proposals to limit CO2 emissions and other proposals may be forthcoming. Various House and Senate committees are conducting hearings into the issues surrounding climate change and the effects of CO2 emissions. Congress, or one or more states, may, at some point, regulate the release of carbon dioxide emissions as part of any green house gas initiatives that are proposed in the future. See “Climate Change” for further information.

•

Regional Haze. The EPA has initiated a regional haze program designed to protect and to improve visibility at and around national parks, national wilderness areas and international parks. The original regional haze rule required designated facilities meet the EPA’s BART standard, which requires installation of the Best Available Retrofit Technology to reduce emissions that contribute to visibility problems. In December 2006, this rule was modified to allow states the flexibility to evaluate the use of cap-and-trade programs when these programs would result in greater progress toward the EPA’s visibility goals. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program may require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal.

Climate Change

One major by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. In November 2004, Russia ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change (the “Protocol”), which establishes a binding set of emission targets for greenhouse gases. With Russia’s ratification, the Protocol received sufficient support to become binding on all those countries that have ratified it. Although the targets vary from country to country, if the United States were to ratify the Protocol, the United States would be required to reduce greenhouse gas emissions to 93% of 1990 levels from 2008 to 2012. In 2002, President Bush reaffirmed U.S. support for the Framework Convention but the U.S. Senate did not ratify the Kyoto Protocol because, among other reasons, it did not require emissions reduction from all countries. Many of the countries which did ratify the Protocol are not on target to meet the mandated reductions in carbon dioxide, and as such a new or modified international protocol to regulate carbon dioxide emissions may be proposed in the future.

Future regulation of greenhouse gases in the United States could occur pursuant to future United States treaty obligations, statutory or regulatory changes under the Clean Air Act, or otherwise at the state and federal level. The Bush Administration has proposed a package of voluntary emission reductions for greenhouse gases reduction targets which provide for certain incentives if targets are met. There are also various federal, state and local legislative initiatives aimed at tracking or regulating, both on a mandatory or voluntary basis, the release of carbon dioxide from generating power and other commercial activity. In 2002, the Conference of New England Governors and Eastern Canadian Premiers adopted a Climate Change Action Plan, calling for reduction in regional greenhouse emissions to 1990 levels by 2010, and a further reduction of at least 10% below 1990 levels by 2020. Currently several state groups are working on regional plans to address climate and energy issues. The 110th Congress has been active in promoting greenhouse gas legislation with several separate bills already being presented and others possible. There are a number of uncertainties regarding these and additional initiatives which may be proposed. In addition to the timing for implementing any new legislation, open issues include matters such as the applicable baseline of emissions to be permitted, initial allocations of any emission allowances, required emissions reductions, availability of offsets to emissions such as planting trees, the extent to which additional states will adopt the programs, whether they will be linked with programs in other states or countries. Increased efforts to control greenhouse gas emissions, including the future ratification of the Protocol by the United States could result in reduced demand for coal.

Clean Water Act

The Clean Water Act of 1972 (the “CWA”) and corresponding state laws affect coal mining operations by imposing restrictions on the discharge of certain pollutants into water and on dredging and filling wetlands. The CWA establishes in-stream water quality standards and treatment standards for wastewater discharge through the National Pollutant Discharge Elimination System (“NPDES”). Regular monitoring, as well as compliance with reporting requirements and performance standards, is preconditions for the issuance and renewal of NPDES permits that govern the discharge of pollutants into water.

Permits under Section 404 of the CWA are required for coal companies to conduct dredging or filling activities in jurisdictional waters for the purpose of creating slurry ponds, water impoundments, refuse disposal areas, valley fills or other mining activities. Jurisdictional waters typically include ephemeral, intermittent, and perennial streams and may in certain instances include man-made conveyances that have a hydrologic connection to a stream or wetland. Presently, under the Stream Buffer Zone Rule, mining disturbances are prohibited within 100 feet of streams if negative effects on water quality are expected. OSM has proposed changes to this rule, which would make exemptions available if mine operators take steps to reduce the amount of waste and its effect on nearby waters. Legislation in Congress has been introduced in the past and may be introduced in the future in an attempt to preclude placing any mining material in streams. Such legislation would have a material adverse impact on future ability to conduct certain types of mining.

The Corps of Engineers (the “COE”) is empowered to issue nationwide permits for specific categories of filling activity that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404. Nationwide Permit 21 authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. On October 23, 2003, several citizens groups sued the COE in the United States District Court for the Southern District of West Virginia seeking to invalidate nationwide permits utilized by the COE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. The plaintiffs sought to enjoin the prospective approval of these nationwide permits and to enjoin some coal operators from additional use of existing nationwide permit approvals until they obtain more detailed individual permits. On July 8, 2004, the court issued an order enjoining the further issuance of Nationwide 21 permits and rescinded certain listed permits where construction of valley fills and surface impoundments had not commenced. On August 13, 2004, the court extended the ruling to all Nationwide 21 permits within the Southern District of West Virginia. The United States Department of Justice appealed the decision to the United States Court of Appeals for the Fourth Circuit. In November 2005, the 4th Circuit Court of Appeals overturned the July 2004 decision, thereby allowing the continued use of the NWP 21 permitting process. A similar challenge to the Nationwide 21 permit process was filed in Kentucky. Although we have no current operations in Kentucky, similar suits may be filed in other jurisdictions where we do operate. Further uncertainty over the issuance by the COE of Section 404 permits for mining operations was created by the June 2006 decision of the United States Supreme Court in Rapanos v. United States. In this case the court limited the situations over which the COE has authority to regulate impacts on water by narrowing the definition of “waters of the United States” subject to COE jurisdiction. In response to this decision it is not yet certain what, if any, changes to COE permitting procedures will take place.

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

Additional Information

We file annual, quarterly and current reports, amendments to these reports and other information with the United States Securities and Exchange Commission (“SEC”). You may access and read our SEC filings through our website, at www.foundationcoal.com, or the SEC’s website at www.sec.gov. All documents we file are also available at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549.

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

British thermal unit, or “Btu”. A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

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

Surface mine. A mine in which the coal lies near the surface and can be extracted by removing the covering layer of soil (see “Overburden”). About 67% of total U.S. coal production comes from surface mines.

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

Underground mine. Also known as a “deep” mine. Usually located several hundred feet below the earth’s surface, an underground mine’s coal is removed mechanically and transferred by shuttle car and conveyor to the surface. Underground mines account for about 33% of annual U.S. coal production.

Unit train. A train of 100 or more cars carrying only coal. A typical unit train can carry at least 10,000 tons of coal in a single shipment.

Western Bituminous Region. Coal producing area in western Colorado and eastern Utah.

ITEM 1A.	RISK FACTORS.

RISK FACTORS

Risks Relating to Our Business

A substantial or extended decline in coal prices could reduce our revenues and the value of our coal reserves.

The prices we charge for coal depend upon factors beyond our control, including, but not limited to:

•	the supply of, and demand for, domestic and foreign coal;

•	the demand for electricity;

•	domestic and foreign demand for steel and the continued financial viability of the domestic and/or foreign steel industry;

•	the proximity to, capacity of, and cost of transportation facilities;

•	domestic and foreign governmental regulations and taxes;

•	air emission and other regulatory standards for coal-fired power plants;

•	costs of transportation of our coal relative to our competitors;

•	regulatory, administrative and court decisions;

•	the price and availability of alternative fuels, including the effects of technological developments;

•	the effect of worldwide energy conservation measures; and

•	continuation of other revenues from fees received from synthetic fuel (“synfuel”) processors.

•	disruptions in delivery or changes in pricing from third party vendors of goods and services which are necessary for our operations, such as fuel, steel products, explosives and tires.

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

During 2006, sales of steam coal accounted for approximately 97% of our total coal sales volume and 91% of our coal sales revenue, respectively, and the vast majority of our sales of steam coal were to U.S. electric power generators. Based on preliminary estimates, domestic electric power generation accounted for approximately 92% of all U.S. coal consumption in 2006, according to the EIA. The amount of coal consumed for U.S. electric power generation is affected primarily by the overall demand for electricity, the location, availability, quality and price of competing fuels such as natural gas, nuclear, fuel oil and alternative energy sources such as solar, wind and hydroelectric power, technological developments and environmental and other governmental regulations. Many of the recently constructed electric power sources have been gas-fired, by virtue of lower construction costs and reduced environmental risks. Gas-based generation from existing and newly constructed gas-based facilities has the potential to displace coal-based generation, particularly from older, less efficient coal generators. In addition, the increasingly stringent requirements of the Clean Air Interstate Rule and Clean Air Mercury Rule may result in more electric power generators shifting from coal to natural gas-fired power plants. Any reduction in coal demand from the electric generation and steel sectors could create short-term market imbalances, leading to lower demand for, and price of, our products, thereby reducing our revenue.

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

Coal supply agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers for the duration of specified events beyond the control of the affected party. Most of our coal supply agreements contain provisions requiring us to deliver coal meeting quality thresholds for certain characteristics such as Btu, sulfur content, ash content, hardness and ash fusion temperature. Failure to meet these specifications could result in economic penalties, including price adjustments, the rejection of deliveries or, in the extreme, termination of the contracts. With respect to sulfur, the price of S0 2 allowances in the market is sometimes used to adjust the price we receive for coal and the market price for these allowances may fluctuate and cause us not to receive the anticipated revenues.

Consequently, due to the risks mentioned above with respect to long-term contracts, we may not achieve the revenue or profit we expect to achieve from these sales commitments. In addition, we may not be able to successfully convert these sales commitments into long-term contracts.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

We derived 49% of our total coal revenues from sales to our 10 largest customers for the year ended December 31, 2006, with no single customer accounting for more than 10% of our coal revenues for that year. At December 31, 2006, we had 30 coal supply agreements with those 10 customers that expire at various times from 2007 to 2020. Negotiations to extend existing agreements or enter into new long-term agreements with those and other customers may not be successful, and those customers may not continue to purchase coal from us under long-term coal supply agreements, or at all. If any of our top customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our revenues and profitability could suffer materially.

Disruption in supplies of coal produced by third parties and contractors could temporarily impair our ability to fill our customers’ orders or increase our costs.

In addition to marketing coal that is produced from our controlled reserves, we purchase and resell coal produced by third parties from their controlled reserves to meet customer specifications and, in certain circumstances, we also at times utilize contractors to operate our mines or loading facilities. Disruption in our supply of third-party coal and contractor-produced coal could temporarily impair our ability to fill our customers’ orders or require us to pay higher prices in order to obtain the required coal from other sources. Operational difficulties at contractor-operated mines, changes in demand for contract miners from other coal producers, and other factors beyond our control could affect the availability, pricing and quality of coal produced by contractors for us. Any increase in the prices we pay for third-party coal or contractor-produced coal could increase our costs and therefore lower our earnings. During 2006, less than one percent of the coal we produced was mined by contract miners.

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

We are in the process of replacing our enterprise software that we use for financial reporting and controls, equipment maintenance and materials management. The current enterprise software will cease to properly process information during the latter part of the second quarter of 2007. Outside consultants are assisting in the design and implementation of the new enterprise system. The new enterprise system is sold by a company with a large market share and with specific applications in the mining industry. We have completed the overall planning and design and have substantially completed the testing phases. We are well into the training and deployment phases and expect to go live with the new enterprise software during the second quarter of 2007.

An enterprise system failure could cause disruptions in our operations, including among other things, the inability to process orders for supplies and services, make payments to our vendors or engage in similar normal business activities. If the enterprise system replacement is not successfully implemented in a timely manner, the Company will have to resort to manual reporting processes that have not been planned, designed or tested.

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

The Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. Such regulations may require significant emissions control expenditures for existing and new coal-fired power plants to attain applicable ambient air quality standards. In addition, state regulatory schemes for electricity pricing are increasingly administered to not permit recovery of investments in emissions control equipment. As a result, these generators may switch to fuels that generate less of these emissions, possibly reducing the likelihood that generators will keep existing coal-fired power plants in service or build new coal-fired power plants. Any of these developments may reduce demand for our coal.

For example, the Clean Air Interstate Rule was issued by the Environmental Protection Agency (the “EPA”) in May 2005 imposing new regulations regarding further reductions of sulfur dioxide and nitrogen oxide emissions from coal-fired power plants. In December 2005, the EPA announced a decision to reconsider specific issues and asked for comments; final decisions on these issues were effective June 27, 2006 and in March 2006 the EPA posted its final decision to allow the Clean Air Interstate Rule to stand as originally written except adding a specific Federal Implementation Plan for those states that do not file State Implementation Plans and adding Delaware and New Jersey to the list of states covered under the fine particulate matter portion of the rule. Installation of additional pollution control equipment required by this rule could result in a decrease in the demand for low sulfur coal, potentially driving down prices for low sulfur coal. Also, in March 2005, the EPA finalized a Clean Air Mercury Rule (originally proposed as the Utility Mercury Reductions Rule) for controlling mercury emissions from power plants by imposing a two-step approach to reducing, between now and 2018, the total mercury emissions allowed from coal-fired power plants nationwide. These standards and future standards imposed by state and federal authorities could have the effect of making coal-fired plants unprofitable, thereby decreasing demand for coal. Some of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations or cash flow.

Current and future proposals may be introduced in Congress and various states designed to further reduce emissions of sulfur dioxide, nitrogen oxides and mercury from power plants, and certain ones could regulate additional emissions such as carbon dioxide. If such initiatives are enacted into law, power plant operators could choose other fuel sources to meet their requirements, thereby reducing the demand for coal. Current and possible future governmental programs are or may be in place to require the purchase and trading of allowances associated with the emission of various substances such as sulfur dioxide, nitrous oxide, mercury and carbon dioxide. Changes in the markets for and prices of allowances could have a material effect on demand for and prices received for our coal.

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

We are responsible for certain long-term liabilities under a variety of benefit plans and other arrangements with active and inactive employees. The unfunded status (the excess of projected benefit obligation over plan assets) of these obligations, as reflected in Note 14 to our consolidated financial statements at December 31, 2006, included $552.7 million of postretirement obligations, $43.6 million of defined benefit pension obligations, $31.8 million of workers’ compensation obligations and $10.9 million of self-insured pneumoconiosis obligations. These obligations have been estimated based on assumptions including actuarial estimates, assumed discount rates, estimates of mine lives, expected returns on pension plan assets and changes in health care costs. We could be required to expend greater amounts than anticipated. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse affect on our financial results. Several states in which we operate consider changes in workers’ compensation laws from time to time, which, if enacted, could adversely affect us.

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

Our financial performance could be affected by our indebtedness. As of December 31, 2006, our total indebtedness was $626.6 million. In addition, as of December 31, 2006, we had $168.8 million of letters of credit outstanding and additional borrowings available under our new revolving credit facility of $331.2 million. We may also incur additional indebtedness in the future.

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

In addition, our indebtedness subjects us to financial and other restrictive covenants. Failure by us to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Furthermore, substantially all of our material assets secure our indebtedness under our Senior Secured Credit Facility.

If our cash flows and capital resources are insufficient to fund our debt service obligations or our requirements under our other long-term liabilities, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations or our requirements under our other long-term liabilities. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our Senior Secured Credit Facility and the indenture under which our 7.25% Senior Notes were issued restrict our ability to sell assets and use the proceeds from the sales. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our indebtedness do not prohibit the Company or our subsidiaries from doing so. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The covenants in our Senior Secured Credit Facility and our indenture impose restrictions that may limit our operating and financial flexibility.

The Senior Secured Credit Facility, our indenture governing the 7.25% Senior Notes and the instruments governing our other indebtedness contain a number of significant restrictions and covenants that limit the ability of our subsidiaries to enter into certain financial arrangements or engage in specified transactions, including the payment of certain dividends.

Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our financial covenants contained in our Senior Secured Credit Facility. If we violate these covenants and are unable to obtain waivers from our lenders, our debt under these agreements would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

Failure to maintain required surety bonds could affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease the coal. Failure to maintain capacity for required letters of credit could limit our available borrowing capacity under our Senior Secured Credit Facility and could negatively impact our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements.

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

As of December 31, 2006, we had outstanding surety bonds of $261.4 million, which includes $237.5 million secured reclamation obligations, $12.6 million secured coal lease obligations $9.6 million secured self-insured workers’ compensation obligations; and $1.7 million secured miscellaneous obligations. The premium rates and terms of the surety bonds are subject to annual renewals. It has become increasingly difficult for us to secure new surety bonds or renew bonds without the posting of partial collateral. In addition, surety bond costs have increased while the market terms of surety bonds have generally become less favorable to us. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would affect our ability to secure reclamation and coal lease obligations, which could adversely affect our ability to mine or lease the coal. That failure could result from a variety of factors including the following:

•	lack of availability, higher expense or unfavorable market terms of new surety bonds; and

•	restrictions on the availability of collateral for current and future third-party surety bond issuers under the terms of the indenture or new credit facilities.

In addition, as of December 31, 2006, we had $168.8 million of letters of credit in place for the following purposes: $36.6 million for workers’ compensation, including collateral for workers’ compensation bonds; $23.4 million for UMWA retiree health care obligations; $102.2 million for collateral for reclamation surety bonds; and $6.6 million for other miscellaneous obligations. Obligations secured by letters of credit may increase in the future. Any such increase would limit our available borrowing capacity under the Senior Secured Credit Facility and could negatively impact our ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements.

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extend beyond what our obligation would be with respect to our employees.

We contribute to two multi-employer defined benefit pension plans administered by the UMWA. In 2006, our total contributions to these plans and other contractual payments under our UMWA wage agreement were approximately $1.4 million.

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

We sponsor pension plans in the United States for salaried and non-union hourly employees. In 2006, we contributed $12.2 million to our pension plans. We currently expect to make contributions in 2007 of approximately $9.7 million. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our contributions for those years could be higher than we expect.

As of September 30, 2006, our annual measurement date, our pension plans were underfunded by $43.6 million (based on the actuarial assumptions used for Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). Our pension plans are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

Our financial condition could be negatively affected if we fail to maintain satisfactory labor relations.

As of December 31, 2006, the UMWA represented approximately 39% of our affiliate’s employees, who produced approximately 21% of our coal sales volume during the fiscal year ended December 31, 2006. The mines represented by the UMWA include Emerald and Cumberland longwall mines in Pennsylvania and the Wabash room-and-pillar in Illinois. These subsidiaries have distinct collective bargaining agreements. Because of the higher labor costs and the increased risk of strikes and other work-related stoppages that may be associated with union operations in the coal industry, our non-unionized competitors may have a competitive advantage in areas where they compete with unionized operations. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. The three existing collective bargaining agreements with the UMWA expire at the end of the first quarter 2007. If the applicable subsidiaries are unable to reach a mutually acceptable replacement agreement, it could adversely affect their productivity, increase their costs and disrupt shipments, or result in the closure of the mine due to a strike by the workers or a lockout by local management. Because, the Wabash mine operates with the room-and-pillar method as opposed to the lower cost longwall method at Emerald and Cumberland, and operates in a different production basin with different markets and competition, it may require a distinct collective bargaining agreement from those at Cumberland and Emerald in order to stay competitive and to justify capital investments.

In November 2003, the UMWA held an election at our Rockspring mining facility in West Virginia. The UMWA challenged nine unopened ballots as being improperly cast by supervisors. The outcome of the election will depend on the decision of the National Labor Relation Board (the “NLRB”) with respect to the nine challenged ballots, which ballots will not be opened until final resolution of the challenge. On February 5, 2004, the Regional Director of the NLRB ruled that only five of the nine challenged ballots could be counted. Both parties appealed to the full NLRB. In 2006 the NLRB ordered 5 of the 9 ballots to be opened. All were votes against the UMWA. This resulted in a revised tally of 110 for UMWA representation and 108 against the UMWA. The 4 remaining unopened ballots are determinative. By Order dated October 12, 2006, the Regional Director transferred the case back to the NLRB Board for further consideration of the remaining determinative challenged ballots. It is not known when the NLRB may rule on how to handle these 4 unopened ballots. If it is ultimately determined that the UMWA was validly elected, approximately 290 employees, will become UMWA members. In the event the Rockspring mining facility becomes unionized, we will bargain in good faith towards an acceptable collective bargaining agreement. If we are unable to do so, there could be strikes or other work stoppages detrimental to the normal operation of the Rockspring mining facility.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Coal Reserves

Periodically, we retain outside experts to independently verify our coal reserves. The most recent review was completed during the first quarter of 2004 and covered all of our reserves. The results verified our reserve estimates, with minor adjustments, and included an in-depth review of our procedures and controls. In the first quarter of 2006 we retained outside experts to independently verify additional economically viable reserves. “As received” means measuring coal in its natural state and not after it is dried in a laboratory setting. We have recalculated all reserves on an “as received” basis. Our reserves were approximately 1.6 billion tons as of December 31, 2006.

Of the 1.6 billion tons, approximately 0.9 billion tons are assigned reserves that we expect to be mined at operations that were active as of December 31, 2006. Approximately 0.7 billion tons are unassigned reserves that we are holding for future development. All of our reserves in Wyoming are assigned. We have substantial unassigned reserves in Pennsylvania, West Virginia and Illinois.

Approximately 50% of our reserves are classified as high Btu coal (coal delivered with an average heat value of 12,500 Btu per pound or greater) and are located in Pennsylvania and West Virginia. Approximately 42% of our reserves are classified as compliance coal which meets the 1.2 lb SO 2 /mmBtu standard of Phase II of the Clean Air Act. Our compliance reserves are located in Wyoming and West Virginia.

The table below summarizes the locations, coal reserves in millions of tons and primary ownership of the coal reserves. Tonnage is on an as-received wet basis and the quality figures represent an approximate reserve average.

Operating Segments	Proven and Probable Reserves(1)	Assigned Reserves	Unassigned Reserves	Average Btu/lb	Average Sulfur Content (lbs SO2/mmBtu)	Ownership
			(Tons in millions)
Powder River Basin	626.8	626.7	—	8,400	0.8	Primarily Leased
Northern Appalachia	747.3	184.1	563.2	12,825	3.3	Primarily Owned
Central Appalachia	197.1	69.5	127.6	12,900	1.4	Primarily Leased
Other	63.8	26.5	37.4	11,450	3.8	Primarily Leased

Total	1,635.0	906.8	728.2

(1)	Proven and probable coal reserves are classified as follows:

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

Our mines in Wyoming are subject to federal coal leases that are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. Each lease requires diligent development of the lease within ten years of the lease award with a required coal extraction of 1.0% of the reserves within that 10-year period. At the end of the 10-year development period, the mines are required to maintain continuous operations, as defined in the applicable leasing regulations. All of our federal leases are in full compliance with these regulations. We pay to the federal government an annual rent of $3.00 per acre and production royalties of 12.5% of gross proceeds on surface mined coal. The federal government remits half of the production royalty payments to Wyoming after deducting administrative expenses.

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

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe we have recorded adequate accruals for these liabilities and that there is no individual case or group of related cases pending that is likely to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Foundation Coal Corporation does not have any independent external operations, assets or liabilities, other than through its operating subsidiaries. The selected consolidated financial data as of and for the twelve months ended December 31, 2006 and 2005 and as of and for the period from April 23, 2004 (date of incorporation) through December 31, 2004 have been derived from the audited consolidated financial statements of Foundation Coal Corporation. From its incorporation on April 23, 2004 and prior to the acquisition of RAG American Coal Holdings, Inc. on July 30, 2004, Foundation Coal Corporation did not have any assets, liabilities or results of operations. Therefore, the selected historical consolidated financial data for the period from January 1, 2004 through July 29, 2004 and as of and for the twelve months ended December 31, 2003 and 2002 have been derived from the audited consolidated financial statements of RAG American Coal Holding, Inc., the predecessor to Foundation Coal Corporation, which have been audited by Ernst & Young LLP, an independent registered public accounting firm. In the opinion of management, such consolidated financial data reflects all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results for those periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any future period. The period from April 23, 2004 to December 31, 2004 reflects preliminary purchase price allocations in preparing the financial data which was finalized during the twelve months ended December 31, 2005. The audited consolidated financial statements as of and for the twelve months ended December 31, 2006 and 2005, as of and for the period from April 23, 2004 through December 31, 2004 and for the seven months ended July 29, 2004 are included elsewhere in this Form 10-K.

The following provides a description of the basis of presentation during all periods presented:

“Successor”—Represents the consolidated financial position of Foundation Coal Corporation and consolidated subsidiaries as of December 31, 2006, 2005 and 2004 and the consolidated results of operations and cash flows for the twelve months ended December 31, 2006, 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004. Foundation Coal Corporation had no significant activities until the acquisition on July 30, 2004. Therefore, the results of operations and cash flows for the period from April 23, 2004 (date of incorporation) through December 31, 2004 reflect only the activity for the five month operating period ended December 31, 2004.

“Predecessor”—Represents the consolidated results of operations and cash flows of RAG American Coal Holdings, Inc. for all periods prior to the acquisition of RAG American Coal Holdings, Inc. on July 30, 2004.

You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial information included elsewhere in this 10-K, including the consolidated financial statements and related notes thereto.

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002
	(In thousands)
Statement of Operations Data:
Revenues:
Coal sales	$1,440,162	$1,292,411	$436,035	$544,882	$975,984	$891,762
Other revenue(1)	30,159	24,518	8,561	6,153	18,362	13,016

Total revenues	1,470,321	1,316,929	444,596	551,035	994,346	904,778

Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	1,110,922	936,201	345,791	484,457	798,385	699,794
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	50,721	48,437	24,596	27,375	45,268	45,032
Accretion on asset retirement obligations	8,510	8,507	3,300	4,020	6,979	—
Depreciation, depletion and amortization	183,201	211,186	84,843	61,236	99,764	91,581
Amortization of coal supply agreements	(13,122)	(84,903)	(67,238)	8,837	17,913	17,519
Write-down of long-lived assets(2)	30,782	1,633	—	—	—	—
Asset impairment charges(3)	—	—	—	—	—	7,042

Income (loss) from operations	99,307	195,868	53,304	(34,890)	26,037	43,810
Other income (expense):
Interest expense	(64,525)	(59,495)	(26,677)	(18,010)	(46,903)	(48,930)
Loss on termination of hedge accounting for interest rate swaps(4)	—	—	—	(48,854)	—	—
Contract settlement(5)	—	—	—	(26,015)	—	—
Loss on early debt extinguishment(6)	—	—	—	(21,724)	—	—
Mark-to-market (loss) gain on interest rate swaps(4)	(112)	—	530	5,804	—	—
Interest income	3,010	1,161	507	1,274	3,183	12,263
Litigation settlements(7)	—	—	—	—	43,500	—
Arbitration award(7)	—	—	—	—	—	31,055

Income (loss) from continuing operations before income tax (expense) benefit	37,680	137,534	27,664	(142,415)	25,817	38,198
Income tax (expense) benefit	(4,106)	(46,461)	(13,600)	51,824	191	(13,113)

Income (loss) from continuing operations	33,574	91,073	14,064	(90,591)	26,008	25,085
Income from discontinued operations, net of income tax expense(8)	—	—	—	2,315	10,145	8,056
Gain on disposal of discontinued operations, net of income tax expense(8)	—	—	—	20,750	—	—
Cumulative effect of accounting change, net of tax benefit(9)	—	—	—	—	(3,649)	—

Net income (loss)	$33,574	$91,073	$14,064	$(67,526)	$32,504	$33,141

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002
	(In thousands)
Balance Sheet Data (at period end):
Cash and cash equivalents	$33,711	$22,424	$25,043		$7,662	$21,805
Cash on deposit with RAG Coal International AG	—	—	—		233,023	66,547
Cash pledged	—	—	—		20,000	75,048
Total assets	1,949,571	2,008,111	2,099,960		1,864,765	1,861,817
Total debt	626,625	635,000	685,000		616,462	656,762
Stockholder equity	$297,530	$339,371	$255,731		$523,151	$487,888
Statement of Cash Flows Data:
Net cash provided by (used in) continuing operations:
Operating activities	$225,654	$177,819	$61,693	$(8,044)	$197,653	$136,192
Investing activities	(199,868)	(130,438)	(934,932)	(50,646)	(92,672)	(105,208)
Financing activities	(14,499)	(50,000)	898,282	(127,821)	(151,728)	(44,126)
Capital expenditures	$(187,217)	$(140,216)	$(33,573)	$(52,695)	$(97,148)	$(118,878)
Other Financial Data:
EBITDA(10)(11)(12)	$269,274	$322,151	$71,439	$(55,606)	$187,214	$183,965
Cumberland mine force majeure(13)	$—	$—	$—	$31,090	$—	$—
Ratio of earnings to fixed charges(14)	1.6x	3.2x	2.0x	—	1.5x	1.7x

(1)	Other revenues include gains on disposition of assets and other non-coal sales revenues. See Note 25 to the consolidated financial statements for additional details of other revenue.
(2)

Write-down of long-lived assets in 2005 of $1.6 million as a result of a change in mine plan at the Northern Appalachia business unit. In 2006, $1.4 million and $29.4 million were written off related to deferred mining royalties at the Central Appalachia business unit and certain long-lived assets at the Wabash mine, respectively.

(3)

Asset impairment charges in 2002 consisted of $7.0 million for the write-down of a 55% investment in a Wyoming coal bed methane joint venture; this joint venture is accounted for under the proportional consolidation method.

(4)

In the Predecessor period in 2004, expenses resulting from loss on termination of hedge accounting for interest rate swaps represents a non-cash charge equal to the fair value of our pay-fixed receive-variable interest rate swaps on February 29, 2004, the date the swaps ceased to qualify for hedge accounting as a result of the required repayment of the related notes due to the sale of our Colorado operations. An additional non-cash mark-to-market gain of $5.8 million was incurred in the period February 29 to April 27, 2004. The swap was settled on April 27, 2004. In the Successor period in 2004, a $530 mark-to-market gain was recorded on interest rate swaps not yet designated as cash flow hedges. Expense in 2006 relates to a non-cash mark-to-market loss for the period for which the swaps did not qualify for cash flow hedge accounting. See Note 17 to the consolidated financial statements for additional information.

(5)

Contract settlement consists of a non-cash charge arising from settlement of a guarantee claim with the South Carolina Public Service Authority by means of entering into a multi-year coal supply agreement at prices below the then prevailing market prices for new coal supply agreements of similar duration.

(6)	Consists of cash prepayment penalties in connection with prepayment of substantially all remaining long-term indebtedness of the Predecessor.
(7)	Represents arbitration and litigation settlements recorded in 2002 and 2003.
(8)

On February 29, 2004, RAG Coal International AG, the parent of RAG American Coal Holding, Inc. signed an agreement to sell the active Twentymile mine and certain inactive or closed properties in Colorado and Wyoming to a third party. Accordingly, the results of the Colorado operations are shown as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The sale closed on April 15, 2004. Proceeds from the sale were used to repay certain debt and accrued interest and to settle related interest rate swaps.

(9)	Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations.
(10)

EBITDA, a measure used by management to measure performance, is defined as income (loss) from continuing operations, plus interest expense, net of interest income, income tax (expense), depreciation, depletion and amortization, and amortization of coal supply agreements. Our management believes EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies.

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

EBITDA is calculated and reconciled to income (loss) from continuing operations in the table below.

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002
	(In thousands)
Income (loss) from continuing operations	$33,574	$91,073	$14,064	$(90,591)	$26,008	$25,085
Interest expense	64,525	59,495	26,677	18,010	46,903	48,930
Interest income	(3,010)	(1,161)	(507)	(1,274)	(3,183)	(12,263)
Income tax expense (benefit)	4,106	46,461	13,600	(51,824)	(191)	13,113
Depreciation, depletion and amortization	183,201	211,186	84,843	61,236	99,764	91,581
Amortization of coal supply agreements	(13,122)	(84,903)	(67,238)	8,837	17,913	17,519

EBITDA	$269,274	$322,151	$71,439	$(55,606)	$187,214	$183,965

(11)	Income (loss) from continuing operations and EBITDA, as defined above, were impacted by the following non-cash charges (income):

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002
	(In thousands)
Interest rate swaps[a]	$112	$—	$(530)	$43,050	$—	$—
Early debt extinguishment costs	—	—	—	21,724	—	—
Accretion on asset retirement obligations/reclamation expense	8,510	8,507	3,300	4,020	6,979	5,509
Write-down of long-lived assets	30,782	1,633	—	—	—	—
Asset impairment charges	—	—	—	—	—	7,042
Amortization included in employee benefits expenses[b]	—	—	—	10,318	11,360	6,053
Profit in inventory[c]	—	—	3,753	—	—	—
Overburden removal included in depreciation, depletion and amortization[d]	—	(22,624)	(15,300)	—	—	—
Stock-based compensation expense[e]	2,699	1,509	—	—	—	—

[a]

The amount for the Predecessor includes $48.9 million of expense resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps, less $5.8 million mark-to-market adjustment. The amount for the Successor in 2004 includes the mark-to-market gain on interest rate swaps not yet designated as cash flow hedges prior to December 31, 2004. In 2006, the amount includes the mark-to-market loss for the period during which the swaps did not qualify for cash flow hedge accounting. See Note 4 above.

[b]	Represents the portion of pension, other postretirement and black lung expense resulting from amortization of unrecognized actuarial losses, prior service costs and transition obligations.
[c]	Represents incremental cost of sales recorded in the period arising from the preliminary estimate of profit added to inventory in purchase accounting.
[d]

In purchase accounting, the fair value of partially and fully uncovered coal included consideration of the effort spent prior to the purchase date to remove overburden and get the coal to its partially or fully uncovered state. Therefore, the fair value assigned to partially and fully uncovered coal reserves was higher than that assigned to other coal reserves. Depletion of coal reserves, including the incremental fair value related to pre-Acquisition overburden removal efforts is included in Depreciation, depletion and amortization. Subsequent to the Acquisition date and prior to the implementation of Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry on January 1, 2006, the cost associated with removal of overburden to uncover coal reserves was deferred until the related coal is mined and charged to Cost of coal sales when the coal is sold. All partially and fully uncovered coal valued at the Acquisition date was sold by December 31, 2005. For the twelve months ended December 31, 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004, Depreciation, depletion and amortization included the value of overburden removal performed prior to the Acquisition date, which would have been included in Cost of coal sales if incurred subsequent to the Acquisition date.

[e]	Represents an accrual for compensation expense attributable to stock options and restricted stock units.

(12)	Income (loss) from continuing operations and EBITDA, as defined above, were also impacted by the following unusual (income) expense:

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2003
	(In thousands)
Litigation/arbitration/contract settlements, net[a]	$(1,010)	$—	$—	$28,900	$(41,900)	$(24,255)
Transactions bonus[b]	—	—	—	1,826	—	—
Long-term incentive plan expense[c]	—	—	—	2,428	3,894	965
Other[d]	(140)	—	3,746	—	—	—

[a]

Represents arbitration awards and litigation settlements, net of related legal and tax fees. Legal and tax fees associated with these settlements were $0.5 million in the period January 1, 2004 to July 29, 2004, $1.6 million in 2003, and $6.8 million in 2002.

[b]	Represents the cost of a one-time bonus awarded to certain employees in connection with the Acquisition.
[c]

Represents the cost of a long-term incentive plan instituted by the Predecessor in 2001 that was terminated prior to closing as required by the change in control provisions in the plan agreement. We have implemented a management equity program that will not result in a cash cost to us.

[d]

In 2004, amount represents a $1.8 million bonus paid to senior management related to the Initial Public Offering (“IPO”) of Foundation Coal Holdings, Inc. and a $2.0 million sponsor monitoring fee recorded by the Successor. This latter item was terminated in connection with the IPO. In 2006, amount represents a loss of longwall shields at the Emerald mine due to geological conditions.

(13)	Represents the estimated impact on EBITDA of the temporary idling of our Cumberland mine in the first half of 2004 as a result of a revised interpretation of mine ventilation laws by MSHA.
(14)

For purposes of this computation, “earnings” consist of pre-tax income from continuing operations (excluding minority interest and equity in earnings of affiliates) plus fixed charges. “Fixed charges” consist of interest expense on all indebtedness plus amortization of deferred costs of financing and the interest component of lease rental expense. Earnings were insufficient to cover fixed charges by the deficiency of $142.4 million for the seven months ended July 29, 2004.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

We are the fourth largest coal producer in the United States, operating nine mining complexes that consist of fourteen individual coal mines. Our mining operations are located in southwest Pennsylvania, southern West Virginia, southern Illinois and the southern Powder River Basin region of Wyoming. Four of our operations are surface mines, two of our operations are underground mines using highly efficient longwall mining technology and the remaining eight operations are underground mines that utilize continuous miners. In addition to mining coal, we also purchase coal from other producers and utilize it with our own production in coal brokering and trading activities.

Our primary product is steam coal, sold primarily to electric power generators located in the United States. Approximately 9% of both our 2006 and 2005 coal sales revenues were made from the sale of metallurgical coal to the domestic and export metallurgical coal markets where it is used to make coke for steel production.

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

From July 1, 1999 through July 29, 2004, we were known as RAG American Coal Holding, Inc. and were a stand-alone wholly owned subsidiary of RAG Coal International AG (“RAG”) headquartered in Essen, Germany. In October 2003, RAG announced its intention to divest its international mining subsidiaries. In addition to RAG American Coal Holding, Inc., these international mining subsidiaries consisted of operations in Australia and Venezuela.

On February 29, 2004, RAG announced the sale of four of our subsidiaries, collectively known as the RAG Colorado Business Unit, to a third party. The subsidiaries comprising the RAG Colorado Business Unit owned an underground longwall mine located in Routt County, Colorado, an idled underground longwall mine located in Moffat County, Colorado and surface lands located in northwest Colorado and southern Wyoming. The transaction closed on April 15, 2004. In the financial statements of the Predecessor for the period from January 1, 2004 through July 29, 2004, the RAG Colorado Business Unit is classified as a discontinued operation.

Foundation Coal Holdings, LLC (“LLC”) was formed on February 9, 2004, by a group of investors for the purpose of acquiring the United States coal properties owned by RAG. A Stock Purchase Agreement was signed on May 24, 2004.

On April 23, 2004, Foundation Coal Corporation was formed as a wholly owned subsidiary of LLC. Foundation Coal Corporation issued 100 shares of common stock with a par value of $0.01 to LLC. LLC was formed as a Delaware limited liability company, which, as described below, later contributed its shares of Foundation Coal Corporation and merged into Foundation Coal Holdings, Inc.

LLC, through its subsidiary, Foundation Coal Corporation (the “Company”), and pursuant to the Stock Purchase Agreement, completed an acquisition of 100% of the outstanding common shares of RAG American Coal Holding, Inc. and its subsidiaries from RAG, on July 30, 2004 (the “Acquisition”).

LLC merged on August 17, 2004 into its subsidiary, Foundation Coal Holdings, Inc., a Delaware corporation that was formed on July 19, 2004. Foundation Coal Holdings, Inc. was the surviving entity in this merger. Accordingly, the Company became an indirect wholly owned subsidiary of Foundation Coal Holdings, Inc. On December 9, 2004, Foundation Coal Holdings, Inc. completed an initial public offering (“IPO”) of 24,121,900 shares of common stock and became the entity we refer to herein as the “Public Parent”.

Results of Operations

Basis of Presentation:

Due to the change in ownership, and the resultant application of purchase accounting, the historical financial statements of the Predecessor and the Successor included in this Form 10-K have been prepared on different bases for the periods presented and are not comparable.

The following describes the basis of presentation for all periods presented:

Successor—Represents the consolidated financial position of the Company as of December 31, 2006 and 2005 and our consolidated results of operations and cash flows for the twelve months ended December 31, 2006 and December 31, 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004. The Company had no significant activities until the Acquisition. Hereinafter, the period from April 23, 2004 (date of incorporation) through December 31, 2004 is referred to as the “Five Month Operating Period Ended December 31, 2004.” Our consolidated financial position at December 31, 2006 and December 31, 2005 and our consolidated results of operations for the twelve months then ended reflect the final purchase price allocation based on appraisals prepared by independent valuation specialists, employee benefit valuations prepared by independent actuaries and other internal analysis. Deferred income taxes have been provided in the Consolidated Balance Sheet based on the tax versus book basis of the assets acquired and liabilities assumed. During the twelve months ended December 31, 2005, we completed the purchase price allocation, and recorded final purchase accounting adjustments that reduced the fair value of the total assets acquired by approximately $105.9 million, or approximately 5%, of the preliminary value assigned to the assets acquired. The most significant component of this decrease related to a revision in deferred income tax liabilities associated with projected postretirement benefit obligations resulting from changes in the assumptions regarding the impact on these obligations of the Medicare Part D prescription drug benefits. The reduction in deferred income tax liabilities resulted in corresponding changes to the values assigned to owned and leased mineral rights and coal supply agreements. The preliminary valuation of deferred income taxes assumed that Medicare Part D would be coordinated with the Company’s health care plans. Additional information obtained and analysis performed prior to the finalization of purchase accounting caused this assumption to change whereby the Company decided to utilize the income tax free subsidy offered under Medicare Part D. Our consolidated financial position at December 31, 2004 reflected our preliminary estimates of purchase price allocation before the final purchase accounting adjustments described above. The application of purchase accounting to the acquired assets of RAG American Coal Holding, Inc. resulted in increases to owned and leased mineral rights, surface lands, coal inventories, and the asset arising from recognition of asset retirement obligations. It resulted in decreases to plant and equipment and current deferred taxes. In addition, the historical cost assigned to deferred overburden in the acquired asset balance sheet was eliminated. The values assigned to uncovered and partially covered coal lands considered the stage of the mining process in which these two groups of coal lands were at the acquisition date. The application of purchase accounting to the acquired liabilities of RAG American Coal Holding, Inc. resulted in increases to postretirement health care obligations, pension obligations, black lung obligations, asset retirement obligations and noncurrent deferred taxes. Separate assets or liabilities were established to reflect the valuation of above or below market coal supply agreements in relation to market price curves. With regard to consolidated results of operations for the Five Month Operating Period Ended December 31, 2004 and the twelve months ended December 31, 2005 and 2006, respectively, the principal effects of the application of purchase accounting, in comparison to reporting for historical periods, were to decrease the cost of coal sold due to lower expenses for postretirement health care and pensions, to decrease net amortization expense for coal supply agreements which is now a net credit because our contracts at acquisition represented a net liability and to increase the cost of depletion expense for owned and leased mineral rights. During the Five Month Operating Period Ended December 31, 2004, cost of coal sold was increased for the increase in value of coal inventories from cost to market at the acquisition date.

Predecessor—Represents the consolidated results of operations and cash flows for RAG American Coal Holding, Inc. for the period from January 1, 2004 through July 29, 2004. These consolidated financial statements are based on the historical assets, liabilities, sales and expenses of the Predecessor for these periods.

Non-GAAP Combined—To facilitate trend analysis, in management’s discussion and analysis for the Successor Period Twelve Months Ended December 31, 2005 compared to the Predecessor Period from January 1, 2004 Through July 29, 2004 and the Successor Period from April 23, 2004 (date of incorporation) Through December 31, 2004 (“Five Month Operating Period Ended December 31, 2004”), we discuss “Non-GAAP Combined” results for the Twelve Months Ended December 31, 2004. Non-GAAP Combined amounts are determined by adding the historical amounts of the Predecessor for the period from January 1, 2004 through July 29, 2004 with the corresponding amounts of the Successor for the Five Month Operating Period Ended December 31, 2004. Non-GAAP Combined amounts are not recognized measures under GAAP and do not purport to be alternatives to GAAP operating measures. Non-GAAP Combined amounts are not indicative of the operating results of the Company because of the significant difference in basis between the Successor and Predecessor caused by the acquisition on July 30, 2004 and its impact on income from operations. Management believes that the discussion of Non-GAAP Combined operating results is important to the readers of the financial statements to understand key operating trends over the normal operating cycle years 2006, 2005 and 2004. Non-GAAP Combined amounts are reconciled to the underlying historical GAAP basis financial statements on page 55.

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Twelve Months Ended December 31,		Increase
	2006	2005	Amount	Percent
	(In thousands, except per ton data)
Coal sales	$1,440,162	$1,292,411	$147,751	11%
Other revenue	30,159	24,518	5,641	23%

Total revenues	$1,470,321	$1,316,929	$153,392	12%

Tons sold	73,920	68,781	5,139	7%
Coal sales realization per ton sold	$19.48	$18.79	$0.69	4%

Coal sales revenues for the twelve months ended December 31, 2006 increased by 11% compared to the coal sales revenues for the twelve months ended December 31, 2005 as a result of a 7% increase in tons sold and a 4% increase in average coal sales realization per ton.

Coal sales revenues in Northern Appalachia for the twelve months ended December 31, 2006 increased by 12% compared to the coal sales revenues for the twelve months ended December 31, 2005 as a result of an 11% increase in average coal sales realization per ton and a 1% increase in tons sold. Revenue realization per ton sold in Northern Appalachia increased in 2006 due to the substitution of higher priced contracts which took effect in late 2005 and early 2006 for lower priced contracts that expired offset by lower coal quality premiums. Coal sales volumes in Northern Appalachia increased by 0.1 million tons (1%) year-over-year mainly as a result of increased shipments and production from the Cumberland mine, partially offset by decreased shipments and production from the Emerald mine due to difficult mining conditions experienced throughout the year. Emerald had two scheduled longwall moves during 2006 compared to one scheduled longwall move during 2005, the result of which contributed to lower year-over-year production and sales. Cumberland had one scheduled longwall move in both 2006 and 2005.

Coal sales revenues in Central Appalachia for the twelve months ended December 31, 2006 increased by 10% compared to the coal sales revenues for the twelve months ended December 31, 2005 as a result of an 11% increase in average coal sales realization per ton offset by a 1% decrease in tons sold. Coal sales realization per ton sold in Central Appalachia increased in 2006 due to a combination of: (a) substitution of higher priced contracts which took effect in late 2005 and early 2006 for lower priced contracts that expired; and (b) higher coal quality premiums. Coal sales volumes in Central Appalachia decreased by 0.1 million tons (1%) year-over-year as a result of decreased shipments and production from all our mining operations with the exception of the Pax surface mine and the Laurel Creek mines. Central Appalachia production and shipments were higher in the first quarter of 2006 compared to 2005 due to shipments of purchased coal utilized on selected steam coal contracts. However, in the remaining three quarters of the year, overall production was lower in 2006 compared to 2005 a result of difficult mining conditions experienced throughout the year, resulting in lower shipments and sales volumes. The Pax surface mine, which replaced the Simmons Fork mine that depleted its reserves in 2004, began production in the fourth quarter of 2004. In 2005 and 2006 Pax produced 0.6 million tons and 0.9 millions tons, respectively. Year-over-year production increases at Pax occurred as mine development progressed to its current state of completion. Pax is expected to produce at an annual rate of approximately 1 million tons per year before the integration of the recently acquired mining assets of Pax South discussed in Significant Property Transactions below.

Coal sales revenues in the Powder River Basin for the twelve months ended December 31, 2006 increased by 29% compared to the coal sales revenues for the twelve months ended December 31, 2005 as a result of a 12% increase in average coal sales realization per ton and a 14% increase in tons sold. Base revenue realization per ton increased by 11% year-over-year while coal quality premium/penalty revenue increased 33% year-over-year. Coal sales realization per ton increased due to the commencement of shipments under higher priced contracts and higher coal quality premiums. Coal sales volumes in the Powder River Basin increased by 6.3 million tons (14%) to a record shipment level of 49.9 million tons primarily due to a 26% increase in both production and shipments from the Belle Ayr mine where annual production capacity was increased by 5.0 million tons effective January 1, 2006. Eagle Butte production and shipments increased 5% year-over-year primarily due to favorable second and third quarter of 2006 operating results.

Coal sales revenues in the Illinois Basin for the twelve months ended December 31, 2006 decreased by 31% compared to the coal sales revenues for the twelve months ended December 31, 2005 as a result of a 31% decrease in tons sold, while average coal sales realization per ton remained consistent between years. Base revenue realization per ton increased slightly year-over-year while coal quality premium/penalty revenue decreased year-over-year. Coal sales volumes from the Illinois Basin decreased by 0.5 million tons (31%), reflecting 32% lower production from the Wabash mine due to the diversion of scheduled operating shifts to maintain the mine’s underground infrastructure and the mine’s compliance with federal and state regulations, coupled with a lower clean coal recovery percentage as compared to the same period in 2005.

Purchased coal activities by our trading group decreased by approximately 0.7 million tons (83%), compared to the same period in 2005, due to decreased trade activities and the timing of purchased coal transactions.

Other revenues for the twelve months ended December 31, 2006 increased by $5.6 million (23%) compared to the twelve months ended December 31, 2005. The increase was primarily due to increased royalty income ($2.4 million) and increased miscellaneous revenues from our Dry Systems Technologies subsidiary ($3.0 million).

Costs and Expenses

	Twelve Months Ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
	(In thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$1,110,922	$936,201	$174,721	19	%(1)
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	50,721	48,437	2,284	5%
Accretion on asset retirement obligations	8,510	8,507	3	—
Write-down of long-lived assets	30,782	1,633	29,149	1,785%
Depreciation, depletion and amortization	183,201	211,186	(27,985)	(13)%
Amortization of coal supply agreements	(13,122)	(84,903)	71,781	85%

Total costs and expenses	$1,371,014	$1,121,061	$249,953	22%

(1)	Excluding the credit related to deferral of costs associated with overburden removal in the year ended December 31, 2005, cost of coal sales increased approximately 14%.

Cost of coal sales. The cost of coal sales increased $174.7 million for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005 primarily due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($34.3 million); (b) increases in repair and maintenance supplies, consumables and commodity supply costs, most notably diesel fuel, and large equipment tires and explosives ($88.9 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($21.8 million); (d) decreases in purchased coal costs as a result of lower purchased coal volumes ($15.7 million); (e) an accounting change, effective January 1, 2006, requiring expensing of overburden removal costs ($42.9 million); (f) an increase to expense from decreased coal inventories in 2006 compared to increased coal inventories in 2005 ($11.0 million); (g) a decrease in longwall move expense ($5.1 million); (h) a decrease in expenses associated with contractor mining ($5.4 million); and (i) increases in other miscellaneous expenses ($2.0 million). Production costs increased partly due to higher year-over-year production. Cost of coal sales per ton was $15.03 for the twelve months ended December 31, 2006 compared to $13.64 per ton for the twelve months ended December 31, 2005. The $13.64 cost of coal sales per ton for the twelve months ended December 31, 2005 includes a $42.9 million credit related to the deferral of cost associated with overburden removal. Subsequent to the Company’s adoption of Emerging Issues Task Force (“EITF”) Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF Issue 04-6”), on January 1, 2006, such costs were no longer deferred. Cost of coal sales per ton was $14.26 after adjusting for the impact of the accounting change for overburden removal costs, an increase of approximately 5%.

Selling, general and administrative expense. Selling, general and administrative expense for the twelve months ended December 31, 2006 was $50.7 million compared to $48.4 million for the twelve months ended December 31, 2005. Year-over-year increases were due to additional expenses incurred for employee expenses ($3.2 million) and outside services ($0.1 million), partially offset by lower insurance expenses and reduced sales commissions (combined $1.0 million).

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

Write-down of long-lived assets. In the fourth quarter of 2006, the Company recognized a $30.8 million non-cash asset impairment charge which included $29.4 million to write-down the carrying value of certain impaired assets at its Wabash mine and $1.4 million to write-off a non-recoverable prepaid royalty in Central Appalachia in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”). In the fourth quarter of 2005, the Company recognized a $1.6 million non-cash asset impairment charge related to development costs that were attributable to expanding certain undeveloped areas of mining districts in the Company’s Northern Appalachia business unit. As a result of a change in the Company’s mine plan, these costs were no longer considered recoverable.

Depreciation, depletion and amortization. DD&A includes depreciation of plant and equipment, cost depletion of amounts assigned to coal lands and mining rights and amortization of mine development costs and leasehold improvements. DD&A expense decreased $28.0 million for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005, primarily due to lower cost depletion partially offset by higher depreciation and amortization. Cost depletion declined by $44.2 million due to a combination of: (a) lack of depletion expense in 2006 pertaining to purchase accounting values assigned to partially and fully uncovered coal at the Powder River Basin surface mines as these assets were fully depleted during 2005; and (b) final purchase accounting adjustments recorded in 2005 that reduced the values assigned to coal lands and mining rights, partly offset by higher production in the Powder River Basin during 2006. Depreciation and amortization increased by $16.2 million in 2006 mainly due to capital additions to plant & equipment during the twelve months ended December 31, 2006.

Amortization of coal supply agreements. Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of Acquisition. Coal supply agreement amortization decreased $71.8 million for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005. Amortization of the liability for below market priced coal supply agreements during the twelve months ended December 31, 2006 was $33.5 million of credit to expense compared to $109.9 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the twelve months ended December 31, 2006 was $20.4 million of expense compared to $25.0 million of expense in the comparable period of the prior year. During the twelve months ended December 31, 2006, shipments on a number of coal supply agreements valued in purchase accounting were completed.

Segment Analysis

Utilizing data published by Argus Media, the following graph sets forth representative steam coal prices in various U.S. markets summarized for the monthly periods from January 1, 2005 through December 31, 2006. The prices are not necessarily representative of the coal prices actually obtained by the Company. Changes in coal prices have an impact over time on the Company’s average sales realization per ton and, ultimately, its consolidated financial results.

	Twelve Months Ended December 31,		Increase (Decrease)
	2006	2005	Tons/$	Percent
	(In thousands, except sales realization per ton)
Powder River Basin
Tons sold	49,918	43,612	6,306	14%
Average sales realization per ton	$8.39	$7.47	$0.92	12%
Revenues	$420,264	$327,595	$92,669	28%
Income from operations	$46,986	$23,564	$23,422	99%

Northern Appalachia
Tons sold	13,798	13,678	120	1%
Average sales realization per ton	$38.81	$35.00	$3.81	11%
Revenues	$540,873	$483,511	$57,362	12%
Income from operations	$143,858	$174,555	$(30,697)	(18)%

Central Appalachia
Tons sold	8,870	8,936	(66)	(1)%
Average sales realization per ton	$50.16	$45.37	$4.79	11%
Revenues	$455,507	$416,976	$38,531	9%
Income from operations	$10,584	$49,624	$(39,040)	(79)%

Powder River Basin—Income from operations increased $23.4 million year-over-year due to increased revenues of $92.7 million, partly offset by increased production costs of $69.3 million. As explained in the revenue section above, the increased revenues resulted from a 14% increase in tons sold from record 2006 shipments and a 12% increase in average sales realization per ton. The increase in tons sold is primarily due to the expansion of annual capacity at the Belle Ayr mine and favorable second and third quarter of 2006 operating results at the Eagle Butte mine which resulted in a total year-over-year increase in production and shipments of 15% and 14%, respectively. Increased production costs were primarily in the following areas: (a) royalties, excise taxes and coal production taxes, which respond to changes in coal sales revenues ($14.5 million); (b) diesel fuel and utilities ($13.3 million); (c) repairs and maintenance ($6.8 million); (d) large equipment tires and other operating supplies ($6.0 million); (e) explosives ($4.7 million); (f) labor and employee benefits ($7.8 million); (g) other supplies and services ($1.4 million); and (h) depreciation and amortization ($6.2 million). Certain production cost increases occurred due to higher year-over-year production. There was a year-over-year $4.6 million reduction in amortization of coal supply agreements as shipments on a number of supply agreements valued in purchase accounting were completed. Production costs in the twelve months ended December 31, 2005 included a $42.9 million credit for overburden removal costs added to work-in-process inventory offset by $31.8 million in higher cost depletion expense in the prior year mainly relating to depletion of partially and fully uncovered coal established in purchase accounting. With the implementation of EITF Issue 04-6, effective January 1, 2006, the Powder River Basin mines are no longer recognizing work-in-process inventory for uncovered coal. Cost of coal sales per ton, after adjusting for the impact of the accounting change for overburden removal costs, increased approximately 6% year-over-year for reasons discussed above.

Northern Appalachia—Despite higher revenue of $57.4 million, income from operations decreased by $30.7 million year-over-year due to increased cost of coal sales of $89.8 offset by $1.7 million of miscellaneous income. Increased revenues resulted from a 1% increase in tons sold and an 11% increase in average sales realization per ton. The increase in sales was primarily due to a 9% increase in shipments from the Cumberland mine as production in all but the third quarter of 2006 increased over 2005 quarters as a result of good mining conditions and strong longwall productivity. The production decline in the third quarter of 2006, compared to 2005, resulted from a scheduled longwall move which shut down longwall mining operations for an approximate two week period during the 2006 quarter. Cumberland had a longwall move in the fourth quarter of 2005. Production from the Emerald mine declined 12% year-over-year, impacted by difficult mining conditions and equipment problems experienced throughout the year which resulted in a 7% decline in shipments. Increased cost of coal sales consisted primarily of $89.8 million of higher production costs, represented by increases in the following areas: (a) labor and employee benefit costs ($10.0 million); (b) repairs and maintenance costs ($7.5 million); (c) other materials, supplies and services ($12.9 million); (d) insurance premiums ($1.2 million); (e) diesel fuel and utilities ($2.0 million); (f) depreciation and amortization ($4.2 million); (g) reduced credit for amortization of coal supply agreements ($48.0 million); (h) operating supplies ($4.9 million); and (i) royalties, excise taxes and coal production taxes, which correspond to changes in coal sales revenues ($1.0 million), partly offset by reduced cost depletion of $8.5 million and lower longwall move costs ($5.1 million). Cost of coal sales per ton increased approximately 14% year-over-year.

Central Appalachia—Income from operations decreased by $39.0 million year-over-year due to increased cost of coal sales of $52.2 million, increased depreciation and amortization expense of $5.4 million, a reduced credit to expense for amortization of coal supply agreements of $23.2 million and a pre-tax charge of $1.4 million to write-down prepaid royalties associated with certain mining leases, partly offset by increased revenues of $38.5 million and reduced cost depletion expense of $3.7 million. The increase in revenues resulted from an 11% increase in average sales realizations per ton resulting from the roll-off of lower priced coal sales agreements from 2005. Tons sold decreased slightly despite increased tons that were purchased and resold and year-over-year 68% and 64% increases in production and shipments, respectively, at the Pax surface mine due to the completion of mine development. Higher cost of coal sales were primarily due to increases in the following areas: (a) labor and fringe benefits ($10.4 million); (b) materials, supplies and services, led by increases for maintenance and repairs, diesel fuel, explosives and contract trucking ($24.2 million); (c) purchased coal ($8.3 million); and (d) royalties and severance taxes ($6.7 million). Cost of coal sales per ton increased approximately 16% year-over-year.

Other—Includes the Company’s Wabash mine, located in the Illinois Basin, expenses associated with closed mines, its coal trading operations and selling general and administrative expenses not charged-out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the twelve months ended December 31, 2006, the Other segment reported a loss from operations of $102.1 million compared to a loss from operations of $51.9 million in the twelve months ended December 31, 2005. The increased year-over-year loss from operations of $50.2 million was primarily a result of an increased operating loss at the Wabash mine due to: (a) an approximate 30% decline in production and shipments, as described in the revenue section above; (b) higher cost of coal sales; (c) a $29.4 million write-down of the carrying value of long-lived assets; and (d) a reduced credit to expense from amortization coal supply agreements. The operating losses attributable to closed mines were less by $3.7 million in 2006 compared to 2005. The change in selling, general and administrative expenses not charged out to the other operating segments was de minimis year-over-year.

Interest Expense, Net

	Twelve Months Ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
	(In thousands)
Interest expense—debt related	$(43,469)	$(42,580)	$889	2%
Interest expense—amortization of deferred financing costs	(11,653)	(4,787)	6,866	243%
Interest expense—surety bond and letter of credit fees	(6,749)	(10,153)	(3,404)	(34)%
Interest expense—other	(2,654)	(1,975)	679	35%

Total interest expense	(64,525)	(59,495)	5,030	8%
Interest income	3,010	1,161	1,849	259%

Interest expense, net	$(61,515)	$(58,334)	$3,181	5%

Interest expense, net for the twelve months ended December 31, 2006 includes a $9.2 million non-cash write-off of unamortized deferred financing costs recorded as a result of the Company’s amendment to its debt agreement as more fully described in the Liquidity and Capital Resources section below. Excluding this charge, interest expense, net for the twelve months ended December 31, 2006, was lower than the twelve months ended December 31, 2005 due primarily to lower surety bond and letter of credit fees and higher interest income resulting from interest on invested cash balances. The reduction in surety bond and letter of credit fees was primarily attributable to fewer letters of credit outstanding. Debt related interest expense for the twelve months ended December 31, 2006 was slightly higher than the debt related interest expense for the twelve months ended December 31, 2005 due to an approximate 125 basis point increase in the interest rate on variable rate debt, partly offset by the impact of repaying $50.0 million of variable rate debt in the second half of 2005.

Income Tax Expense

	Twelve Months Ended December 31,		Income Tax Expense Decrease
	2006	2005	Amount	Percent
	(In thousands)
Income tax expense	$4,106	$46,461	$(42,355)	(91)%

For the twelve months ended December 31, 2006, income taxes were provided at an effective rate of approximately 11%. For the twelve months ended December 31, 2005 income taxes were provided at an effective rate of approximately 34%. The reduction in effective income tax rate year-over-year is primarily due to an increase in the percentage depletion at the Cumberland mine due to fully depleting its tax basis in coal reserves late in 2005. Because of excess depletion adjustments for tax purposes above the tax basis of the coal reserves, percentage depletion from Cumberland, which was treated as a temporary difference in the effective income tax rate used during 2005, is treated as a permanent difference in the effective income tax rate for 2006. In addition, the Emerald mine and the Central Appalachia mines generated increased percentage depletion, which is treated as a permanent difference, during 2006.

Expected Coal Production

As of January 24, 2007, uncommitted and unpriced tonnage was 2%, 30%, 52% and 81% of planned production in 2007, 2008, 2009 and 2010, respectively. Eastern coals account for the majority of uncommitted tonnage as 4%, 41%, 73% and 93% of the Company’s planned eastern production remains uncommitted and unpriced in 2007, 2008, 2009 and 2010, respectively.

In 2007 through 2010, Foundation Coal expects coal production within the following ranges (millions of tons):

	2007	2008	2009	2010
East	21.5–23.0	21.5–23.5	21.5–23.5	21.5–23.5
West	49.5–53.0	52.0–56.0	52.0–56.0	52.0–56.0
Total Consolidated	71.0–76.0	73.5–79.5	73.5–79.5	73.5–79.5

Based on its committed and priced planned production as of January 24, 2007, the Company expects its committed and priced production from its Eastern mines, encompassing Northern Appalachia, Central Appalachia and the Illinois Basin, to realize in the range of $43.00 to $45.00 per ton in 2007. The Company also expects its committed and priced production from the Powder River Basin to realize in the range of $9.10 to $9.50 per ton in 2007. These ranges of expected per ton average realizations include forecast sulfur dioxide and btu premiums based on contract terms, projected coal qualities and historical realized premiums. The above tonnages and expected per ton average realizations exclude coal that may be purchased and resold during 2007.

Successor Period Twelve Months Ended December 31, 2005 compared to Predecessor Period from January 1, 2004 Through July 29, 2004 and Successor Period from April 23, 2004 (date of incorporation) Through December 31, 2004 (“Five Month Operating Period Ended December 31, 2004”)

As previously described there are significant differences in the basis of financial reporting between the Successor and Predecessor periods as a result of the purchase of RAG American Coal Holding, Inc. by the Company on July 30, 2004, and the resultant application of purchase accounting to the assets and liabilities acquired. The Successor reported income from continuing operations of $88.9 million and $14.5 million, respectively, for the twelve months ended December 31, 2005 and for the Five Month Operating Period Ended December 31, 2004, whereas the Predecessor reported a loss from continuing operations of $90.6 million for the period from January 1, 2004 through July 29, 2004.

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

During the twelve months ended December 31, 2005, the Successor achieved stronger production and tons sold, enjoyed significantly higher per ton sales realizations and received the benefit of a net credit from amortization of coal supply agreements, reflecting amortization of a liability established for below market contracts in purchase accounting. Year-over-year increases in cost of coal sales, selling, general and administrative expenses and depreciation, depletion and amortization were more than absorbed by higher coal sales revenues. The operating trends discussed in the following section, Twelve months ended December 31, 2005 compared to Non-GAAP Combined twelve months ended December 31, 2004, also apply to comparisons of the Successor periods and the Predecessor period from January 1, 2004 through July 29, 2004.

Historical and Non-GAAP Combined

Consolidated Condensed Statements of Operations

(Dollars in thousands)

	Successor		Predecessor	Non-GAAP Combined (Unaudited)
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
Revenues	$1,316,929	$444,596	$551,035	$995,631
Cost of coal sales	936,201	345,791	484,457	830,248
Selling, general & administrative expense	48,437	24,596	27,375	51,971
Accretion on asset retirement obligations	8,507	3,300	4,020	7,320
Write-down of long-lived asset	1,633	—	—	—
Depreciation, depletion & amortization	211,186	84,843	61,236	146,079
Amortization of coal supply agreements	(84,903)	(67,238)	8,837	(58,401)

Income (loss) from operations	195,868	53,304	(34,890)	18,414
Interest expense	(59,495)	(26,677)	(18,010)	(44,687)
Interest income	1,161	507	1,274	1,781
Loss on termination of hedge accounting for interest rate swaps	—	—	(48,854)	(48,854)
Loss on early debt extinguishment	—	—	(21,724)	(21,724)
Contract settlement	—	—	(26,015)	(26,015)
Mark-to-market gain on interest rate swaps	—	530	5,804	6,334

Income (loss) before income taxes	137,534	27,664	(142,415)	(114,751)
Income tax (expense) benefit	(46,461)	(13,600)	51,824	38,224

Income (loss) from continuing operations	91,073	14,064	(90,591)	(76,527)
Income from discontinued operations, net of income tax expense	—	—	23,065	23,065

Net income (loss)	$91,073	$14,064	$(67,526)	$(53,462)

Twelve Months Ended December 31, 2005 Compared to Non-GAAP Combined Twelve Months Ended December 31, 2004

Coal sales realization per ton sold represents the average revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Successor		Predecessor	Non-GAAP Combined (Unaudited)
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
	(In thousands, except per ton data)
Coal sales	$1,292,411	$436,035	$554,882	$980,917
Other revenue	24,518	8,561	6,153	14,714

Total revenues	$1,316,929	$444,596	$551,035	$995,631

Tons sold	68,781	27,557	35,911	63,468
Coal sales realization per ton sold	$18.79	$15.80	$15.18	$15.47

Coal sales revenues for the twelve months ended December 31, 2005 increased by $311.5 million (32)% compared to the Non-GAAP Combined coal sales revenues for the twelve months ended December 31, 2004 as a result of an 8% increase in tons sold and a 22% increase in average coal sales realization per ton.

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

Coal sales realization per ton sold in Northern and Central Appalachia increased by 31% and 29%, respectively, in 2005 due to substitution of higher priced contracts, which took effect in late 2004 and during 2005, for lower priced contracts that rolled off. An additional factor in Northern Appalachia was higher coal quality premiums for sulfur content as a result of record prices for sulfur dioxide allowances and lower sulfur content of shipped coal. In the Powder River Basin, coal sales realizations per ton declined by 2% due to the expiration at the end of 2004 of higher priced contracts signed during the 2001 market increase, partly offset by higher sulfur premiums. The weighted-average coal sales realization per ton sold of $18.79 for 2005 also benefited from a larger proportion of higher priced Northern Appalachia and Central Appalachia tons sold relative to the lower priced tons from the Powder River Basin.

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

Costs and Expenses

	Successor		Predecessor	Non-GAAP Combined (Unaudited)
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
	(In thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$936,201	$345,791	$484,457	$830,248
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	48,437	24,596	27,375	51,971
Accretion on asset retirement obligations	8,507	3,300	4,020	7,320
Write-down of long-lived asset	1,633	—	—	—
Depreciation, depletion and amortization	211,186	84,843	61,236	146,079
Amortization of coal supply agreements	(84,903)	(67,238)	8,837	(58,401)

Total costs and expenses	$1,121,061	$391,292	$585,925	$977,217

Cost of coal sales. The cost of coal sales for the twelve months ended December 31, 2005 increased from the Non-GAAP Combined cost of coal sales for the twelve months ended December 31, 2004 primarily due to: (a) increases in labor costs as a result of both compensation increases and hiring of additional personnel ($38.0 million); (b) increases in many categories of materials and services as a result of significantly higher commodity prices particularly for steel products and diesel fuel ($86.0 million); (c) increases in royalties and coal production taxes as a result of higher revenues ($17.8 million), partly offset by reduced purchased coal costs ($4.9 million); (d) reduced pension and other postretirement net periodic benefit costs due to elimination of amortization of actuarial losses as a result of purchase accounting ($9.9 million); and (e) reduced overburden removal costs reflected in depreciation, depletion and amortization as a result of purchase accounting ($21.4 million). Cost of coal sales per ton were $13.61 for the twelve months ended December 31, 2005 compared to a Non-GAAP Combined figure of $13.08 for the twelve months ended December 31, 2004, an increase of 4%.

Selling, general and administrative expenses. Selling, general and administrative expenses for the twelve months ended December 31, 2005 totaled $48.4 million compared to the Non-GAAP Combined expense of $52.0 million for the twelve months ended December 31, 2004. Year-over-year decreases in 2005 are primarily due to additional expenses incurred in the areas of: (a) directors’ and officers’ insurance premiums ($1.1 million); (b) audit fees, including Sarbanes Oxley 404 compliance ($2.9 million); (c) information technology costs ($0.9 million); (d) salaries and cash incentive compensation ($1.7 million); (e) non-cash stock compensation expense ($0.7 million); and (f) office rent ($0.3 million), offset by lower legal fees ($1.6 million); reduced health care and pension costs ($2.3 million); reduced sales commissions ($0.8 million); elimination of the sponsor monitoring fee in 2005 ($2.0 million); expenses incurred in 2004 by the predecessor representing management incentive plan expenses ($2.4 million); a one-time bonus awarded to certain employees in 2004 in connection with the sale of RAG American Coal Holding, Inc. ($1.8 million); and amortization of actuarial losses on pensions, other postretirement benefits and black lung benefits included in 2004, but not in 2005 as a result of purchase accounting ($0.4 million).

Accretion on asset retirement obligation. Accretion on asset retirement obligation is a component of accounting for asset retirement obligations under SFAS No. 143. Accretion represents the increase in the asset retirement liability to reflect the change in the liability for the passage of time. Higher accretion expense year-over-year is to be expected as the imputed interest factor is applied to an increasing obligation.

Write-down of long-lived assets. In accordance with SFAS No. 144, the Company recognized a $1.6 million non-cash asset impairment charge related to development costs that were attributable to expanding certain undeveloped areas of mining districts in the Company’s Northern Appalachia business unit. As a result of a change in the Company’s mine plan, these costs were no longer considered recoverable.

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

Coal supply agreement amortization. Application of purchase accounting resulted in recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the acquisition date. Amortization of the liability for below market priced coal supply agreements during the twelve months ended December 31, 2005 and the Five Month Operating Period Ended December 31, 2004 totaled $109.9 million and $88.2 million of credits to expense, respectively. Amortization of the asset for above market priced coal supply agreements during the same periods totaled $25.0 million and $21.0 million of charges to expense, respectively. The increase in net credit from amortization of coal supply agreements for the year ended December 31, 2005 compared to the Non-GAAP Combined net credit for the twelve months ended December 31, 2004 is due to a full year of post purchase accounting amortization in 2005.

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

	Successor		Predecessor	Non-GAAP Combined (Unaudited)
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
	(In thousands, except per ton data)
Powder River Basin
Tons sold	43,612	17,900	23,796	41,696
Average sales realization per ton	$7.47	$7.80	$7.51	$7.64
Revenues	$327,595	$140,237	$179,758	$319,995
Income from operations	$23,564	$3,454	$30,748	$34,202

Northern Appalachia
Tons sold	13,678	4,819	5,844	10,663
Average sales realization per ton	$35.00	$26.33	$27.07	$26.74
Revenues	$483,511	$128,072	$160,562	$288,633
Income (loss) from operations	$174,555	$49,421	$(10,368)	$39,053

Central Appalachia
Tons sold	8,936	3,431	4,454	7,885
Average sales realization per ton	$45.37	$36.38	$35.02	$35.61
Revenues	$416,976	$122,050	$159,004	$281,054
Income (loss) from operations	$49,624	$21,829	$(9,797)	$12,032

Powder River Basin—Income from operations for the twelve months ended December 31, 2005 was $23.6 million compared to Non-GAAP Combined income from operations of $34.2 million for the twelve months ended December 31, 2004. The decrease in operating income is primarily due to higher depreciation, depletion and amortization (“DD&A”) expense of $24.3 million in 2005 as a result of increased values assigned to plant, equipment and owned and leased mineral rights in purchase accounting as of July 30, 2004. The increase in DD&A is partly offset by higher revenues ($7.6 million), reflecting increased coal shipments and higher coal quality premiums partly offset by lower sales realizations per ton, and a lower charge for amortization of coal supply agreements ($7.1 million), reflecting the expiration of several above market coal supply agreements at year end 2004. Cost of coal sales for the twelve months ended December 31, 2005 were comparable to Non-GAAP Combined cost of coal sales for the twelve months ended December 31, 2004. Increases in 2005 in labor costs ($3.3 million), materials, supplies and repair expenses ($14.1 million), mainly due to higher commodity prices, and royalties and production taxes ($2.5 million), due to higher sales revenues, were offset by an increased expense credit for deferral of overburden removal costs into work-in-process inventory ($21.0 million).

Northern Appalachia—Income from operations for the twelve months ended December 31, 2005 was $174.6 million compared to Non-GAAP Combined income from operations of $39.0 million for the twelve months ended December 31, 2004. The significant improvement is primarily due to increased revenues of $194.9 million resulting from a 28% increase in tons sold and a 31% increase in average sales realization per ton. Production from the Cumberland mine increased substantially during 2005. During the first half of 2004, Cumberland’s longwall was idle from February 17 to May 7 for reasons previously described. Production at Emerald also increased year-over-year due to one longwall move in 2005 compared to two longwall moves in 2004 and improved mining conditions in 2005. Higher revenues and a $9.9 million larger credit from amortization of coal supply agreements valued in purchase accounting were partly offset by increases in labor and employee benefit expenses ($16.3 million), materials and supplies ($26.5 million), coal production taxes ($2.2 million), depreciation, depletion and amortization ($22.8 million) and write-off of deferred longwall development costs ($1.6 million) in 2005. These expense increases were due to a combination of higher tons sold and increased prices for labor, fringe benefits and materials and supplies. Cost of coal sales per ton decreased approximately 6% year-over-year.

Central Appalachia—Income from operations for the twelve months ended December 31, 2005 was $49.6 million compared to Non-GAAP Combined income from operations of $12.0 million for the twelve months ended December 31, 2004. Revenues increased by $135.9 million mainly due to a 13% increase in tons sold, driven by higher sales of purchased coal and increased production at the Kingston and Pax mines, and a 29% increase in average sales realizations per ton. The credit for expense from amortization coal supply agreements valued in purchase accounting was $6.7 million higher in 2005. Higher revenues were partly offset by increased expenses for: (a) labor and fringe benefits ($10.4 million); (b) materials and supplies, led by increases for roof control materials and diesel fuel ($24.5 million); (c) purchased coal ($43.3 million); (d) royalties and severance taxes driven by higher sales revenues ($8.0 million); (e) depreciation, depletion and amortization ($17.1 million); and (f) increased other expenses ($1.5 million). Cost of coal sales in both periods included charges of approximately $1.5 million each year for litigation settlements. These expense increases were due to a combination of higher tons sold and increased prices for labor, fringe benefits, materials and supplies and purchase coal. Cost of coal sales per ton increased approximately 22% year-over-year.

Other—Includes the Company’s Wabash mine, located in the Illinois Basin, expenses associated with closed mines, its coal trading operations and selling, general and administrative expenses not charged-out to the Powder River Basin, Northern Appalachia and Central Appalachia mines. During the twelve months ended December 31, 2005, the Other segment reported a loss from operations of $51.9 million compared to a Non-GAAP Combined loss from operations of $66.9 million in the twelve months ended December 31, 2004. The reduced year-over-year loss from operations of $15.0 million was mainly due to a combination of: (a) reduced pension and retiree medical expenses in 2005 as a result of the elimination of amortization of actuarial losses and prior service costs in purchase accounting ($5.5 million); (b) increased tons sold and higher average sales realizations per ton at the Wabash mine in 2005 partly offset by higher cash operating costs and depreciation, depletion and amortization expenses ($0.9 million); increased credit to expense from amortization of coal supply agreements in 2005 ($2.8 million) and reduced selling, general and administrative expenses in 2005 ($3.7 million).

Interest Expense, Net

	Successor		Predecessor	Non-GAAP Combined (Unaudited)
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
	(In thousands)
Interest expense—debt related	$(42,580)	$(17,894)	$(16,214)	$(34,108)
Interest expense—amortization of deferred financing fees	(4,787)	(4,408)	—	(4,408)
Interest expense—surety bond and letter of credit fees	(10,153)	(4,375)	(1,796)	(6,171)
Interest expense—other	(1,975)	—	—	—
Total interest expense	(59,495)	(26,677)	(18,010)	(44,687)
Interest income	1,161	507	1,274	1,781
Interest expense, net	$(58,334)	$(26,170)	$(16,736)	$(42,906)

Debt related interest expense for the twelve months ended December 31, 2005 was higher than the Non-GAAP Combined debt related interest expense for twelve months ended December 31, 2004 due to: (a) a larger balance of debt outstanding after July 30, 2004 due to the transaction; (b) imputed interest charges that began in the second half of 2004; and (c) greater utilization of the revolving credit agreement. Non-GAAP Combined amortization of deferred financing fees for the twelve months ended December 30, 2004 includes $3.0 million of accelerated amortization from the repayment of variable rate debt with Public Parent IPO proceeds and cash on hand at year end 2004; there is $1.6 million of accelerated amortization from repayment of variable rate debt in the year ended December 31, 2005. The increase in surety bond and letter of credit fees for the twelve months ended December 31, 2005 compared to the Non-GAAP Combined expense for the twelve months ended December 31, 2004 is due to higher balances of financial assurance instruments from the transaction date forward. The reduction in interest income between the years is primarily due to lower cash balances available for investment in 2005.

Income Tax (Expense)

	Successor		Predecessor	Non-GAAP Combined (Unaudited)
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004	Twelve Months Ended December 31, 2004
	(In thousands)
Income tax (expense) benefit	$(46,461)	$(13,600)	$51,824	$38,224

For the twelve months ended December 31, 2005, income taxes are provided at an effective rate of approximately 34%. Current tax expense, which represents taxes currently payable on operations, was approximately 14% of pre-tax income. We provided a full valuation allowance against deferred tax assets attributable to alternative minimum tax credits in both successor periods. Management has determined that the Company does not meet the more likely than not criteria with regard to future utilization of these alternative minimum tax credits. For the Five Month Operating Period Ended December 31, 2004, income tax expense was accrued at a blended federal and state income tax rate of approximately 48%. This effective income tax rate exceeds the federal statutory income tax rate of 35% primarily due to the establishment of a valuation allowance against alternative minimum tax credits. In the period from January 1, 2004 through July 29, 2004, a deferred income tax benefit was recognized at a blended federal and state income tax rate of

36%, and substantially all of the net operating losses were realized as a result of the Acquisition. The valuation allowance of $4.6 million previously established against the deferred tax assets associated with certain net operating loss carryforwards was released as a credit to income tax expense in this predecessor period.

Significant Property Transaction

In the third quarter of 2006, Pioneer Fuel Corporation, an indirect wholly owned subsidiary of the Company, purchased mining assets from Appalachian Fuels, LLC for $15.4 million. The purchased assets consisted of approximately 7.3 million tons of reserves, land and mining equipment. The acquired reserves are located adjacent to and will be integrated with the existing Pax surface operations and jointly managed. The acquired mine, referred to as Pax South, is expected to produce up to 720,000 tons per years, after it reaches full capacity, and to provide other synergies to existing properties. In accordance with terms set forth in the asset purchase agreements, $1.0 million of the purchase price was withheld for contingencies, but will be remitted to Appalachian Fuels eighteen months after the acquisition date if no contingencies materialize. The purchase price was allocated to the assets and asset retirement obligation acquired/assumed based upon estimates of fair value. In a separate transaction, coal stockpiles containing an estimated 8,300 tons were also acquired from Appalachian Fuels, LLC for $0.2 million.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary sources of cash have been sales of our coal production and purchased coal to customers, cash from sales of non-core assets and miscellaneous revenues.

Our primary uses of cash have been our cash costs of coal production, the cash cost of purchased coal, capital expenditures, interest costs, income taxes, cash payments for employee benefit obligations such as defined benefit pensions and retiree health care benefits, cash outlays related to post mining asset retirement obligations and support of working capital requirements such as coal inventories and trade accounts receivable. Our ability to service our debt and acquire new productive assets for use in our operations has been and will be dependent upon our ability to generate cash from our operations. We generally fund all of our capital expenditure requirements with cash generated from operations. Historically, we have engaged in minimal financing of assets such as through operating leases.

The following is a summary of cash provided by or used in each of the indicated categories of activities during the twelve months ended December 31, 2006 and 2005, respectively.

	Twelve Months Ended December 31,
	2006	2005
	(In thousands)
Cash provided by (used in):
Operating activities	$225,654	$177,819
Investing activities (primarily capital expenditures)	(199,868)	(130,438)
Financing activities—borrowings[1]	—	76,000
Financing activities—repayments[1]	(8,375)	(126,000)
Financing activities—excess tax benefit from stock-based awards	9,486	—
Financing activities—proceeds from interest rate swap termination	2,259	—
Financing activities—capital contribution from Public Parent	7,565	—
Financing activities—dividends to Public Parent	(20,977)	—
Financing activities—deferred financing costs	(4,457)	—

Change in cash and cash equivalents	$11,287	$(2,619)

[1]

The borrowings during the twelve months ended December 31, 2005 in the amount of $76.0 million represent use of the revolving credit facility to maintain day-to-day liquidity. Repayments during the twelve months ended December 31, 2005 include $76.0 million related to the revolving credit facility and $50.0 million related to the repayment of long-term debt.

Cash provided by operating activities increased in the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005 due to lower net income more than offset by increased non-cash adjustments to income and smaller changes in operating working capital, principally trade accounts receivable and inventories.

Cash used in investing activities increased in the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005 primarily from an increase in capital expenditures and the acquisition of mining assets. Capital expenditures in the twelve months ended December 31, 2006 totaled $187.2 million, including a total of $99.0 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr mine in the Powder River Basin; (b) equipment for and development of the Pax surface mine and related rail loading facility in Central Appalachia; (c) upgrades to the rail loading facility at Emerald; (d) construction of a new slope, overland coal conveyor and related coal handling facilities at the Wabash mine in Illinois; (e) progress payments toward the purchase of a second longwall at the Emerald mine; and (f) the acquisition and implementation of company wide enterprise resource planning (“ERP”) software. Capital expenditures for the twelve months ended December 31, 2005 totaled $140.2 million, including a total of $49.8 million of expenditures related to the following projects: (a) expansion of the Belle Ayr mine in the Powder River Basin; (b) development of the Pax surface mine in Central Appalachia; (c) addition of a continuous mining unit to the Kingston mine in Central Appalachia; (d) the widening of the Emerald mine longwall face to 1,450 feet from 1,250 feet; and (e) upgrades to the rail loading facility at Emerald.

Cash provided by financing activities during the twelve months ended December 31, 2006 consisted of $7.6 million of capital contributions from the Public Parent; $9.5 million in excess income tax benefit from stock-based awards; and $2.3 million in cash proceeds from the settlement of the interest rate swaps, offset by cash dividends to the Public Parent of approximately $21.0 million for the repurchase of common stock and for the payment of ordinary dividends; $8.4 million for the repayment of long-term debt; and $4.5 million for the payment of financing costs related to bank debt refinancing activities in the third quarter. Cash used in financing activities by the Successor for the twelve months ended December 31, 2005 includes a $50.0 million in prepayments of our senior secured term loan B. These payments were voluntary and consistent with the management’s strategy to deleverage the Company as funds are available from cash flows generated by the business.

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during the twelve months ended December 31, 2005, Five Month Operating Period Ended December 31, 2004 and for the period from January 1, 2004 through July 29, 2004:

	Successor	Predecessor
	Twelve Months Ended December 31, 2005	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004
	(In thousands)
Cash provided by (used in):
Operating activities—continuing operations	$177,819	$61,693	$(8,044)
Operating activities—discontinued operations	—	—	6,973
Investing activities—continuing operations(1)	(130,438)	(934,932)	(50,646)
Investing activities—discontinued operations	—	—	184,954
Financing activities—borrowings(2)	76,000	830,000	306,057
Financing activities—repayments(2)	(126,000)	(145,138)	(686,901)
Financing activities—capital contribution from Public Parent	—	241,993	—
Financing activities—deferred financing costs	—	(28,573)	—
Financing activities—pledged cash	—	—	20,000
Financing activities—on deposit with RAG(3)	—	—	233,023

Change in cash and cash equivalents	$(2,619)	$25,043	$5,416

[1]

Cash used in investing activities by the Successor for the Five Month Operating Period Ended December 31, 2004 include $904.9 million, net of cash acquired to acquire RAG American Coal Holding, Inc. and subsidiaries from RAG Coal International AG.

[2]

The borrowings during the twelve months ended December 31, 2005 in the amount of $76.0 million represent use of the revolving credit facility to maintain day-to-day liquidity. Repayments during the twelve months ended December 31, 2005 include $76.0 million related to the revolving credit facility and $50.0 million related to the repayment of long-term debt.

[3]	Represents the decrease in the balance of cash on deposit with RAG.

Cash provided by operating activities from continuing operations increased in the twelve months ended December 31, 2005 as compared to the Non-GAAP Combined results of the Successor for the Five Month Operating Period Ended December 31, 2004 and the Predecessor for the period from January 1, 2004 through July 29, 2004, primarily due to higher net income from continuing operations, partly offset by increases in working capital, mainly trade accounts receivable and inventories.

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

The cash acquisition price, including transaction costs, of $904.9 million paid by Foundation for RAG American Coal Holding, Inc and subsidiaries, net of cash acquired, was funded by $830.0 million of Successor long-term debt, consisting of $470.0 million of senior secured term Loan B, $300.0 million of senior unsecured long-term notes, $60.0 million of drawings under the $350.0 million revolving credit facility and $196.0 million of cash equity contributed by the shareholders. The $60.0 million of drawings under the revolving credit facility were fully repaid on the first business day after the Acquisition utilizing cash of the acquired subsidiaries. The $34.4 million other cash used in financing activities consists of $28.6 million for costs associated with arranging the long-term debt used to fund the Acquisition, which are accounted for as deferred financing fees and are included in the cash outflows for “Financing activities—deferred financing costs.”

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

Liquidity and Long-Term Debt

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

As of December 31, 2006, we have outstanding $626.6 million in aggregate indebtedness, with an additional $331.2 million of available borrowings under our revolving credit facility after giving effect to $168.8 million of letters of credit outstanding and had $326.6 million outstanding borrowings under the Term Loan A component of the facility as of December 31, 2006. Our liquidity requirements will be significant, primarily due to debt service requirements and projected capital expenditures.

Bank Debt Refinancing

Our Senior Secured Credit Facility consists of a revolving credit facility and a term loan facility.

During 2006, the Company completed an $835.0 million amended and restated Senior Secured Credit Facility (the “facility”) agreement consisting of a five-year $335.0 million Term Loan A and a five-year $500.0 million revolving credit facility. The facility, which matures on July 11, 2011, bears interest at an applicable margin, plus the lenders’ base rate or LIBOR at the Company’s option, and requires the Company to pay a commitment fee to the lenders for the unutilized portion of the commitment under the revolving credit facility based on a quarterly leverage ratio calculation. The revolving credit facility provides for up to $500.0 million for borrowings on same-day notice, referred to as swingline loans, LIBOR loans or letters of credit up to a maximum of the unutilized portion of the revolver. Costs capitalized in connection with the facility were $4.5 million and are being amortized over the term of the related indebtedness of five years, using the effective interest method. The facility replaces the previous Senior Secured Credit Facility and provides more favorable pricing and financial flexibility. The $500.0 million revolving credit facility will be used for general corporate purposes including working capital, capital expenditures, letters of credit and acquisitions.

In the third quarter of 2006, the Company wrote-off $9.2 million of non-cash unamortized deferred financing costs as a result of the replacement of the original Senior Secured Credit Facility which is included in Interest expense in the Statements of Consolidated Operations and Comprehensive Income (Loss). On December 29, 2006, the Company voluntarily prepaid $8.4 million of the outstanding balance of the term loan facility due in 2007 and wrote-off an additional $0.1 million of non-cash unamortized deferred financing cost.

Borrowings under our Senior Secured Credit Facility bear interest at a floating rate plus an applicable margin. The highest applicable margin for borrowings under both the revolving credit facility and the term loan facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. Based on our leverage ratio as of December 31, 2006, the applicable margins on both the revolving credit facility and the term loan facility have been reduced to 0.25% and 1.25%, respectively.

In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, we will be required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments, beginning at a rate equal to 0.375% per annum of the unused commitment. Based on our leverage ratio as of December 31, 2006, our rate has been reduced to 0.25%. We also pay customary letter of credit fees.

The Senior Secured Credit Facility requires us to prepay the outstanding term loan, subject to certain exceptions, in certain situations. Any mandatory prepayments would be applied to the remaining scheduled installments of the term loan facility on a pro rata basis. Optional prepayments would be applied to the term loan facility at our direction. If prepaid, there would be a charge for any breakage costs.

At the inception of the facility, we were required to repay installments on the term loan in quarterly principal amounts of $4.2 million beginning in September 2007, stepping up to $8.4 million in September 2009, with the remaining balance of $242.9 million due on the July 11, 2011 maturity date. Because we prepaid $8.4 million of outstanding principal on December 29, 2006, we are not required to make a quarterly principal payment until March 2008.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity, five years from the date of the closing of the Senior Secured Credit Facility.

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the ability of certain of our subsidiaries, and the ability of each guarantor under the credit facility to incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 7.25% Senior Notes), pay dividends and distributions or repurchase our capital stock, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions and enter into hedging agreements. Financial covenants include an interest coverage ratio test, a leverage ratio test, a limit on capital expenditures and a limit on dividends.

The indenture governing our outstanding 7.25% Senior Notes limits our ability and the ability of our Public Parent and our restricted subsidiaries to incur additional indebtedness, pay dividends on or make other distributions or repurchase capital stock issued by our Public Parent, make certain investments, limit dividends or other payments by our restricted subsidiaries, and sell certain assets or merge with or into other companies. Our indenture allows for the payment of dividends by Foundation Coal Corporation to our Public Parent. Foundation Coal Corporation will have the ability, subject to certain exceptions as set forth in the indenture, to incur additional indebtedness if it meets certain conditions, including having greater than a 2.0 to 1.0 fixed charge coverage ratio.

Interest Rate Swaps

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85.0 million. These swap agreements essentially converted $85.0 million of the Company’s variable rate borrowings under the then existing facility to fixed rate borrowings for a three year period that began on September 30, 2004. The maturity date on the swap agreements is September 28, 2007. The Company designated these interest rate swaps as cash flow hedges of the variable interest payments and recorded the quarterly changes in the fair value of the instruments in Other noncurrent assets with an offsetting unrealized gain, net of tax expense, in Accumulated other comprehensive loss.

In connection with the 2006 closing of the amended and restated Senior Secured Credit Facility, the Company terminated the swap agreements. On the date the Company made the decision to terminate the interest rate swaps, the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affects net income. On July 11, 2006, the Company monetized the $2.4 million derivative asset included in Other noncurrent assets in the Company’s consolidated financial statements at June 30, 2006 and recognized a $0.1 million mark-to-market loss on the swaps. The $1.8 million unrealized gain from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive loss will be recognized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments.

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

On July 18, 2006, the Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Company’s Public Parent to repurchase shares of its common stock. The Company’s Public Parent may repurchase its common stock from time to time as determined by authorized officers of the Company, up to an aggregate amount of $100.0 million. Through December 31, 2006, the Company expended $11.9 million to repurchase 323,000 shares of its common stock at an average price of $36.81 under the Repurchase Program.

Covenant Compliance

The Company is required to comply with certain financial covenants which are considered material terms of the Senior Secured Credit Facility and the indenture governing the Company’s outstanding 7.25% Senior Notes. Information about the financial covenants is material to an investor’s understanding of the Company’s financial condition and liquidity. The breach of covenants in the Senior Secured Credit Facility that are tied to ratios based on Adjusted EBITDA, as defined below, could result in a default under the Senior Secured Credit Facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indenture. Additionally, under the Senior Secured Credit Facility and indenture, the Company’s ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Covenants and required levels as defined by the Senior Secured Credit Facility and the indenture governing the outstanding 7.25% Senior Notes are:

	Covenant Level	December 31 2006 Ratios
(Unaudited)
Senior Secured Credit Facility[1]	2.5x	6.7x
Minimum Adjusted EBITDA to cash interest ratio
Maximum total debt less unrestricted cash to Adjusted EBITDA ratio	4.25x	1.9x
Indenture[2]
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.0x	6.7x

[1]

The Senior Secured Credit Facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 2.5x and a total debt less unrestricted cash to Adjusted EBITDA ratio starting at a maximum of 4.25x in each case for the most recent twelve month period. Failure to satisfy these ratio requirements would constitute a default by us under the Senior Secured Credit Facility. If lenders under the Senior Secured Credit Facility fail to waive any such default, repayment obligations under the Senior Secured Credit Facility could be accelerated, which would also constitute a default under the indenture. Covenants reflect the definition and levels required by the July 7, 2006 amended and restated Senior Secured Credit Facility.

[2]

Our ability to incur additional debt and make certain restricted payments under our indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude non-recurring items, non-cash items and other adjustments permitted in calculating covenant compliance under the indenture and the Senior Secured Credit Facility. EBITDA, a measure used by management to evaluate its ongoing operations for internal planning and forecasting purposes, is defined as net income (loss) from operations plus interest expense, net of interest income, income tax expense (benefit), depreciation and amortization and charges for early extinguishment of debt. EBITDA is not a financial measure recognized under United States generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. The amounts shown for EBITDA as presented, may differ from amounts calculated and may not be comparable to other similarly titled measures used by other companies.

As of December 31, 2006, the Company was in compliance with all required financial covenants of the July 7, 2006 amended and restated Senior Secured Credit Facility.

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Four Quarters Ended December 31, 2004	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004
	(Unaudited, in thousands)
EBITDA(1)	$269,274	$322,151	$15,833	$71,439	$(55,606)
Non-cash charges (income)(2)	42,103	(10,975)	70,335	(8,777)	79,112
Unusual or non-recurring items(3)	1,150	—	36,900	3,746	33,154
Cumberland mine force majeure(4)	—	—	31,090	—	31,090
Other adjustments(5)	1,389	718	(500)	900	(1,400)

Adjusted EBITDA	$313,916	$311,894	$153,658	$67,308	$86,350

(1)	EBITDA is calculated in the table below:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Four Quarters Ended December 31, 2004	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004
	(Unaudited, in thousands)
Income (loss) from continuing operations	$33,574	$91,073	$(76,527)	$14,064	$(90,591)
Interest expense	64,525	59,495	44,687	26,677	18,010
Interest income	(3,010)	(1,161)	(1,781)	(507)	(1,274)
Income tax expense (benefit)	4,106	46,461	(38,224)	13,600	(51,824)
Depreciation, depletion and amortization	183,201	211,186	146,079	84,843	61,236
Amortization of coal supply agreements	(13,122)	(84,903)	(58,401)	(67,238)	8,837

EBITDA	$269,274	$322,151	$15,833	$71,439	$(55,606)

(2)	We are required to adjust EBITDA, as defined above, for the following non-cash charges (income):

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Four Quarters Ended December 31, 2004	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004
	(Unaudited, in thousands)
Interest rate swaps(a)	$112	$—	$42,520	$(530)	$43,050
Early extinguishment of debt	—	—	21,724	—	21,724
Profit in inventory(b)	—	—	3,753	3,753	—
Overburden removal included in depreciation, depletion and amortization(c)	—	(22,624)	(15,300)	(15,300)	—
Accretion on asset retirement obligations	8,510	8,507	7,320	3,300	4,020
Stock-based compensation expense(d)	2,699	1,509	—	—	—
Write-down of long-lived assets(e)	30,782	1,633	—	—	—
Amortization included in benefits expense(f)	—	—	10,318	—	10,318

Total	$42,103	$(10,975)	$70,335	$(8,777)	$79,112

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

(d)	Represents compensation expense attributable to restricted stock units and stock options.
(e)

Represents the write-down of long-lived assets in 2006 of $1.4 million and $29.4 million related to deferred mining royalties at the Central Appalachia business unit and certain long-lived assets at the Wabash mine, respectively, and in 2005 of $1.6 million as a result of a change in the mine plan at the Northern Appalachia business unit.

(f)

Represents the portion of pension, other postretirement and black lung expense resulting from the amortization of unrecognized actuarial losses, prior service costs and transition obligations. Unrecognized actuarial losses, prior service costs and transition obligations were eliminated when the pension, other postretirement and black lung obligations were fair valued in purchase accounting.

(3)	We are also required to adjust EBITDA, as defined above, for the following unusual (income) expense:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Four Quarters Ended December 31, 2004	Five Month Operating Period Ended December 31, 2004	Period From January 1 Through July 29, 2004
	(Unaudited, in thousands)
Litigation/arbitration/contract settlements, net(a)	$1,010	$—	$28,900	$—	$28,900
Transaction bonus(b)	—	—	1,826	—	1,826
Long-term incentive plan expense(c)	—	—	2,428	—	2,428
Other(d)	140	—	3,746	3,746	—

Total	$1,150	$—	$36,900	$3,746	$33,154

(a)	Represents arbitration awards, litigation and contract settlements, net of related legal and tax fees.
(b)	Represents the cost of a one-time bonus awarded to certain employees in connection with the sale of RAG American Coal Holding, Inc.
(c)

Represents the cost of a long-term incentive plan instituted by the Seller in 2001 that was terminated prior to closing as required by the change in control provisions in the plan agreement. We have implemented a management equity program that will not result in a cash cost to us.

(d)

Represents $2.0 million from a sponsor monitoring fee and $1.8 million from a tax allowance related to the IPO of the Public Parent in the period July 30 to December 31, 2004. In addition, other items that are permitted adjustments in calculating covenant compliance under the indenture governing the 7.25% Senior Notes and the Senior Credit Facilities, including directors’ fees, reimbursements of certain union dues by the Seller, black lung settlement charges and costs related to moving our human resources organization from Colorado to Maryland, incurred primarily in the year ended December 31, 2003 and in the period from January 1, 2004 through July 29, 2004, net to an immaterial amount.

(4)	Represents the adjustment required for the estimated impact of the temporary idling of our Cumberland mine in the first half of 2004 as a result of a revised interpretation of mine ventilation laws by MSHA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
(5)	We are also required to make adjustments to EBITDA for items such as incremental insurance costs and franchise taxes not included in income tax expense.

Cash interest for the twelve months ended December 31, 2006 is calculated as follows:

(Unaudited) (In thousands)
Interest expense	$64,525
Less: Interest expense as adjusted for debt repayment per the Credit Agreement[1]	558
Less: Amortization of deferred financing costs	11,653
Less: Cash interest income	3,010
Less: Other non-cash interest expense	2,655

$46,649

[1]

Under terms of the Credit Agreement, interest expense is adjusted for all debt incurred or permanently repaid during a reporting period. The interest adjustment is calculated as if the debt had been incurred or repaid at the beginning of the twelve month period.

In future periods, adjustments to EBITDA that could be used to calculate compliance with the debt covenants are: (a) accretion on asset retirement obligations; (b) any non-cash expenses or charges arising as a result of the application of purchase accounting in acquisitions; (c) business optimization expenses or other restructuring charges; (d) non-cash impairment charges resulting from the application of SFAS No. 142, Goodwill and Other Intangible Assets or SFAS No. 144; (e) amortization of intangibles pursuant to SFAS No. 141, Business Combinations; and (f) any long-term incentive plan accruals or any non-cash compensation expense realized from grants of stock appreciation or similar rights, stock options or other rights to officers, directors and employees.

In future periods, cash interest is expected to be calculated by adding back amortization of deferred debt issuance costs and deducting cash interest income from the interest expense reported in the Statement of Consolidated Operations. Other non-cash interest expense above is comprised of: (a) imputed interest expense on an equipment purchase obligation recorded on a present value basis; (b) imputed interest expense on a minimum royalty obligation recorded on a present value basis; and (c) imputed interest expense on a contract settlement liability recorded on a present value basis.

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of December 31, 2006:

	2007	2008-2009	2010-2011	After 2011	Total
	(Unaudited, in thousands)
Long-term debt	$—	$41,875	$284,750	$300,000	$626,625
Cash interest on long-term debt[1]	42,115	82,337	68,173	56,188	248,813
Cash payments for asset retirement obligations	2,973	4,569	7,988	198,780	214,310
Unconditional purchase commitments	160,984	26,008	—	—	186,992
Operating leases	3,207	5,256	2,903	4,970	16,336

Total	$209,279	$160,045	$363,814	$559,938	$1,293,076

[1]	The variable interest rate on debt is 6.23%, reflecting a LIBOR estimate, based on the five year swap rate effective December 28, 2006, plus a margin of 1.25%.

We expect to use cash flows provided by operating activities to invest in the range of $175.0 million to $185.0 million in capital expenditures, excluding the LBA at the Eagle Butte mine, during calendar year 2007 of which $110.0 million to $115.0 million is to maintain production and replace mining equipment. The additional $65.0 million to $70.0 million is expected to be directed toward improvements in productivity and selective expansions of production. Approximately $80.3 million of expected 2007 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2007 unconditional purchase commitments consist of $32.4 million for purchased coal and $47.7 million pertaining to forward contracts to purchase diesel fuel and explosives in normal quantities for use at our surface mines. We expect to contribute approximately $9.7 million to our defined benefit retirement plans and to pay approximately $21.4 million of retiree health care benefits, net of Medicare Part D Subsidies, in calendar year 2007. We also expect to incur approximately $6.5 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $261.4 million as of December 31, 2006, of which $237.5 million secured reclamation obligations, $12.6 million secured coal lease obligations, $9.6 million secured self-insured workers’ compensation obligations and $1.7 million secured miscellaneous obligations. In addition, we had $168.8 million of letters of credit in place for the following purposes: $36.6 million for workers’ compensation, including collateral for workers’ compensation bonds; $23.4 million for UMWA retiree health care obligations; $102.2 million for collateral for reclamation surety bonds; and $6.6 million for other miscellaneous obligations. Over the last several years, surety bond costs have increased while the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Certain Trends and Uncertainties

Our long-term outlook for the coal markets in the United States remains positive. The Energy Information Administration forecasts that coal demand for electrical power generation will increase at an average annual growth rate of 1.4% through 2015. Strong demand for coal and coal-based electricity generation in the U. S. is being driven by the growing economy, expected weather conditions, high prices for and limited supply of alternative fuels for electricity generation, geopolitical risks for global oil and natural gas resources and the abundant steam coal reserves located within the United States.

Approximately 94,000 megawatts of new coal fired electrical generation has been proposed in the United States with the largest percentages of proposed projects located in the Midwest and West. New coal fired generating plants representing capacity of roughly 600 megawatts began operating in 2006 with an additional 1,500 megawatts scheduled to begin operations in 2007. Another 8,500 megawatts are currently under construction and expected to begin operation by the end of 2011. Of the remaining 83,400 megawatts, proposed plants representing approximately 26,000 megawatts are still in the very early stages of development with an additional almost 42,000 megawatts in the proposed stage. But projects representing nearly 15,400 megawatts of this total have moved forward to the stage of obtaining permits, power sales agreements and/or project financing. In addition, there is increasing interest in coal gasification and coal liquefaction projects. The high level of interest in new coal fired electric generating facilities, coal gasification and coal liquefaction is a strong indicator of increasing demand for coal in the United States.

Through the first eleven months of 2006, coal based generation of electricity declined 1.2% from the comparable period of the prior year. During this eleven month period, cooling degree days declined by 3.0% and heating degree days declined by 4.3% compared to the prior year. Lower weather related demand for electricity combined with increased output from nuclear, natural gas and hydro generating plants resulted in decreased demand for coal to generate electricity in 2006.

The ability of the railroads to ship the demanded quantities of coal improved in 2006 in comparison to 2005. Shipments from the southern Powder River Basin increased approximately 10.5% year-over-year, but still fell short of the service levels required to fully satisfy demand for southern Powder River Basin coal, including test burns. The railroads are forecasting to increase deliveries from the southern Powder River Basin by an additional 9% in 2007. The performance of the eastern railroads tends to be more mine specific. In particular, we are reliant on the Norfolk Southern (“NS”) and CSX at our Central Appalachia operations, and on the MGA joint line between the NS and CSX at our Emerald mine in Northern Appalachia.

During 2006, the combination of decreased demand for coal to generate electricity and increased coal production and shipments caused stockpiles at electrical generation plants to grow by over 30% compared to the distressed stockpile levels of late 2005. As a result, coal prices, particularly in the thinly traded spot markets, declined while production and shipping costs continued to increase driven by high prices for commodities and shortages of skilled miners. Since the fourth quarter of 2006, a number of coal producers in Central Appalachia have announced plans to reduce high cost production. Coal producers in Northern Appalachia and the Powder River Basin have announced deferrals of previously announced mine expansion projects. These measures are expected to tighten coal supplies which, in combination with continued economic growth and more normal weather patterns, is expected to improve the balance of coal supply and demand which suggests that long-term fundamentals of the U. S. coal industry remain strong.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for U.S. steam coal production is strong in relation to historical pricing levels, but has declined over the last year in response to the factors discussed above. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, have remained stable in response to increased world-wide demand for steel. As of January 24, 2007, we have committed and priced 98% and 70%, respectively, of the mid-points of our targeted production ranges for 2007 and 2008. In the longer term, decreases in coal prices due to, among other reasons, the supply of domestic and foreign coal, the demand for electricity and the price and availability of alternative fuels for electricity generation could affect our revenues and our ability to generate cash flows. In addition, our results of operations depend on the cost of coal production. We continue to experience increased operating costs for fuel and explosives, steel products, tires, health care, wages, salaries, contract coal haulage services and contract labor. Also, historically low interest rates have had a negative impact on expenses related to our actuarially determined employee-related liabilities.

We may also experience difficult geologic conditions, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceed our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See the forward looking statements listed at the beginning of this ITEM 2 for additional considerations regarding our outlook.

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

At December 31, 2006, we had recorded asset retirement obligation liabilities of $125.0 million, including amounts reported as current. While the precise amount of these future costs cannot be determined with certainty, we estimate that the aggregate undiscounted cost of final mine closure is approximately $214.3 million at December 31, 2006 payable through 2032.

Employee Benefit Plans

We have two non-contributory defined benefit retirement plans covering certain of our salaried and non-union hourly employees. We also have an unfunded non-qualified Supplemental Executive Retirement Plan (SERP) covering certain of our senior-level salaried employees. Benefits are based on either the employee’s compensation prior to retirement or stated amounts for each year of service with us. Funding of these plans is in accordance with the requirements of the ERISA, which can be deducted for federal income tax purposes. For the twelve months ended December 31, 2006, 2005 and 2004, we contributed $12.2 million, $7.5 million and $18.0 million, respectively, into the plans. We account for our defined benefit retirement plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”) which requires amounts recognized in the financial statements to be determined on an actuarial basis. For the twelve months ended December 31, 2006, we recorded pension expense of $7.2 million. For the twelve months ended December 31, 2005, we recorded pension expense of $5.2 million. For the Five Month Operating Period Ended December 31, 2004, after applying purchase accounting, we recorded pension expense of approximately $2.6 million. For the period from January 1, 2004 through July 29, 2004, we recorded pension expense of $7.1 million.

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

•

The expected long-term rate of return on plan assets is an assumption of the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We establish the expected long-term rate of return at the beginning of each fiscal year based upon historical returns and projected returns on the underlying mix of invested assets. The pension plan’s investment targets are 60% equity/private equity, 22% fixed income, 8% absolute return funds and 10% real estate mutual funds. Investments are rebalanced on a periodic basis to stay within these targeted guidelines. The long-term rate of return assumption used to determine pension expense was 8.0% for the twelve months ended December 31, 2006, and 8.5% for the twelve months ended December 31, 2005, for the Five Month Operating Period Ended December 31, 2004 and for the period from January 1, 2004 through July 29, 2004. Any difference between the actual experience and the assumed experience is deferred as an unrecognized actuarial gain or loss and amortized into the future.

•

The discount rate represents our estimate of the interest rate at which pension benefits could be effectively settled. Assumed discount rates are used in the measurement of the projected, accumulated and vested benefit obligations and the service and interest cost components of the net periodic pension cost. In estimating that rate, SFAS No. 87, Employers’ Accounting for Pensions, requires rates of return on high quality, fixed income investments. The discount rate used to determine pension expense was 5.60% for the twelve months ended December 31, 2006, 6.00% for the twelve months ended December 31, 2005, 6.25% for the Five Month Operating Period ended December 31, 2004 and for the period from January 1, 2004 through July 29, 2004. The discount rate was increased to 5.90% at the September 30, 2006 measurement date. The differences resulting from actual versus assumed discount rates and returns on plan assets are amortized into pension expense over the remaining average service life of the active plan participants. A one half percentage-point increase in the discount rate would decrease the net periodic pension cost for the twelve months ended December 31, 2006 by approximately $0.2 million and decrease the projected benefit obligation at December 31, 2005 by approximately $11.7 million. The corresponding effects of a one half of one percentage-point decrease in the discount rate would be approximately a $0.8 million increase in the net periodic pension cost and approximately a $12.2 million increase in the projected benefit obligation.

We also currently provide certain postretirement medical and life insurance coverage for eligible employees. These obligations are unfunded. Covered employees who terminate employment after meeting eligibility requirements are eligible for postretirement coverage for themselves and their dependents. Postretirement medical and life plans for salaried employees and non-represented hourly employees are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The postretirement medical plan for members of the UMWA is not contributory. We account for our other postretirement benefits in accordance with SFAS No. 158 which requires amounts recognized in the financial statements to be determined on an actuarial basis. For the twelve months ended December 31, 2006, we recorded postretirement benefit expense of $39.3 million. For the twelve months ended December 31, 2005, we recorded postretirement benefit expense of approximately $37.0 million. In the Successor financial statements for the Five Month Operating Period Ended December 31, 2004, after applying purchase accounting and incorporating Medicare Part D, we recorded postretirement benefit expense of approximately $14.4 million. For the period from January 1, 2004 through July 29, 2004, we recorded postretirement benefit expense of $25.5 million.

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

•

The discount rate assumption reflects the rates available on high quality fixed income debt instruments and is calculated in the same manner as discussed above for the defined benefit retirement plans. The discount rate used to calculate the postretirement benefit expense was 5.60% for the twelve months ended December 31, 2006, 6.00% for the twelve months ended December 31, 2005, and 6.25% for the five-month operating period ended December 31, 2004 and for the period from January 1, 2004 through July 29, 2004. The discount rate was increased to 5.90% at the September 30, 2006 measurement date. A one half percentage-point increase in the discount rate would decrease the postretirement benefit expense for the twelve months ended December 31, 2006 by approximately $0.5 million and decrease the accumulated postretirement benefit obligation at December 31, 2005 by approximately $34.8 million. The corresponding effects of a one-half of one percentage-point decrease in the discount rate would be approximately a $3.6 million increase in the postretirement benefit expense and approximately a $37.2 million increase in the accumulated postretirement benefit obligation.

•

The future health care cost trend rate represents the rate at which health care costs are expected to increase over the life of the plan. The health care cost trend rate assumptions are determined primarily based upon our historical rate of change in retiree health care costs. We have implemented many effective retiree health care cost containment measures that have resulted in actual increases in our retiree health care costs to fall far below the double-digit annual increases experienced by many companies and cited in most external studies. The postretirement expense for the twelve months ended December 31, 2006 and 2005 was based on an assumed health care inflationary rate of 9.00% in 2006 and 2005, respectively, decreasing to 5.00% in 2010, which represents the ultimate health care cost trend rate for the remainder of the plan life. The postretirement expense for the Five Month Operating Period Ended December 31, 2004 was based on a health care inflation rate of 8.00% in 2004 decreasing to 5.00% in 2010. The postretirement expense for the period from January 1, 2004 through July 29, 2004 was based on an assumed health care inflation rate of 5.75% in 2004 decreasing to 4.75% in 2008. A one-percentage point increase in the 5.00% assumed ultimate health care cost trend rate would increase the service and interest cost components of the postretirement benefit expense for the twelve months ended December 31, 2006 by $6.6 million and increase the accumulated postretirement benefit obligation at December 31, 2006 by $79.8 million. A one-percentage point decrease in the 5.00% assumed ultimate health care cost trend rate would decrease the service and interest cost components of the postretirement benefit expense for the twelve months ended December 31, 2006 by $5.3 million and decrease the accumulated postretirement benefit obligation at December 31, 2006 by $65.9 million.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In evaluating the need for a valuation allowance, we take into account various factors including the expected level of future taxable income and available tax planning strategies. At December 31, 2006 we had a full valuation allowance for deferred tax assets arising from Alternative Minimum Tax (“AMT”) credits and a valuation allowance to reduce the value of our net deferred tax asset to an AMT tax rate. The Company believes that it will continue to be an AMT tax payer for the foreseeable future. If future taxable income is different than expected or if expected tax planning strategies are not available as anticipated, we may record a change to the valuation allowance through income tax expense in the period such determination is made.

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

Recent Accounting Pronouncements

New Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects to adopt SFAS No. 157 on January 1, 2008. The Company has not yet determined the impact of SFAS No. 157 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 requires the Company to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Additionally, for fiscal years ending after December 15, 2008, the Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position rather than at an interim period. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS No. 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or 2004. See Note 14 in ITEM 8 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more-likely-than-not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on January 1, 2007. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

The Company adopted EITF Issue 04-6 on January 1, 2006. EITF Issue 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine, concluding that these costs are considered variable production costs and under a full absorption costing system are considered a component of inventory to be recognized in cost of coal sales in the same period as the revenue from the sale of the inventory. Capitalization of post-production stripping costs is appropriate only to the extent inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. Accordingly, prior period results have not been restated. At December 31, 2005, stripping costs associated with coal that had not been extracted was $60.4 million which were classified on the Consolidated Balance Sheets as a component of work-in-process inventory referred to as deferred overburden. The effect on the consolidated financial statements upon adoption of EITF Issue 04-6 resulted in a cumulative effect adjustment which reduced opening retained earnings, as of January 1, 2006, by $39.3 million net of tax of $21.1 million, thereby removing the $60.4 million current asset previously classified on the Consolidated Balance Sheets as a component of work-in-process (deferred overburden) inventory.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. Results for prior periods have not been restated. There were no modifications made to outstanding options prior to the adoption of the standard. There were no changes made by the Company to the terms, quantity or type of instruments used for share-based compensation as a result of the adoption of the new standard.

All stock based awards are made pursuant to the 2004 Stock Incentive Plan (the “Plan”) of our Public Parent as adopted on July 30, 2004 by the Board of Directors of the Public Parent. The Plan permits the Company to grant its key employees, directors and consultant’s non-qualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards of our Public Parent. The shares under the Plan may be issued at an exercise price of no less than 100% of the fair market value of the Company’s common stock on the date of grant. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock. At December 31, 2006, 2,115,741 shares of common stock of our Public Parent were available for grant under the Plan.

The Company has two types of stock-based awards: restricted stock units and non-qualified stock options (“options”). Total compensation related to the stock-based awards recognized in Selling, general and administrative expense for the twelve months ended December 31, 2006 was $2.8 million, consisting of $1.4 million and $1.4 million for restricted stock units and options, respectively. For the twelve months ended December 31, 2005, compensation expense of approximately $1.5 million was recognized as a component of Selling, general and administrative expense for restricted stock units. No expense related to options was charged against income in the prior periods as the Company elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

Pursuant to the adoption of this new accounting standard, the table below provides a summary of the effect of applying the provisions of SFAS No. 123(R) on the Company’s consolidated financial statements related to stock-based compensation for the twelve months ended December 31, 2006.

Twelve Months Ended December 31, 2006
(Unaudited)
Income before income tax expense	$(1,367)
Income tax expense	149

Net income	$(1,218)

SFAS No. 123(R) also requires that the excess tax benefit from the exercise of options be reflected in the Statements of Consolidated Cash Flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), this tax benefit would have been reflected as a cash inflow from operations. The excess tax benefit from the exercise of options was $9.5 million and $0.3 million during the twelve months ended December 31, 2006 and 2005, respectively.

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

See Note 16 in ITEM 8 for additional disclosures relating to the compensation costs related to nonvested awards not yet recognized and the expected period of recognition and valuation methodologies used in determining the fair value of options.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk

We manage our commodity price risk for coal sales through the use of long-term coal supply agreements rather than through the use of derivative instruments. As of January 24, 2007, we had sales commitments for approximately 98% of our planned 2007 production. As of January 24, 2007, uncommitted and unpriced tonnage was 30%, 52% and 81% of planned production in 2008, 2009 and 2010, respectively. Eastern coals account for the majority of uncommitted tonnage as 41%, 73% and 93% of the Company’s planned eastern production remains uncommitted and unpriced in 2008, 2009 and 2010, respectively.

Some of the products used in our mining activities, such as diesel fuel, explosives, large equipment tires, steel products and electricity, are subject to price volatility. Through our suppliers, we utilize forward purchase contracts to manage the exposure related to this volatility. As of December 31, 2006, the Company has entered into forward purchase commitments for approximately 85% of the diesel fuel that it expects to consume during calendar year 2007 at prices ranging from $2.02 per gallon for our Powder River Basin mines to $2.10 per gallon for our Central Appalachian mines. The Company has designated these contracts as normal purchase normal sale contracts, and, therefore, they are not deemed to be derivative financial instruments for financial reporting purposes. During the twelve months ended December 31, 2006 and 2005, the cost of diesel fuel represented approximately 4% and 2.8%, respectively, of the Company’s consolidated cost of coal sales.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FOUNDATION COAL CORPORATION AND SUBSIDIARIES

(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF FOUNDATION COAL HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Foundation Coal Corporation (an indirect wholly owned subsidiary of Foundation Coal Holdings, Inc., as described in Note 1)

We have audited the accompanying consolidated balance sheets of Foundation Coal Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholder equity, and cash flows for each of the two years in the period ended December 31, 2006 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Foundation Coal Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, and the provisions of EITF Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry. Also, as discussed in Note 3, on December 31, 2006, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ Ernst & Young LLP

March 16, 2007

Baltimore, Maryland

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

RAG American Coal Holding, Inc.

We have audited the accompanying consolidated statement of operations and comprehensive income, stockholder’s equity and cash flows of RAG American Coal Holding, Inc. and subsidiaries (a wholly owned subsidiary of RAG Coal International AG) for the period from January 1, 2004 through July 29, 2004 (date of sale). Our audit also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of RAG American Coal Holding, Inc. and subsidiaries for the period from January 1, 2004 through July 29, 2004 (date of sale) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

March 29, 2005

Baltimore, Maryland

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$33,711	$22,424
Trade accounts receivable	119,603	110,125
Inventories, net	36,771	96,896
Deferred income taxes	15,525	4,933
Prepaid expenses	30,790	22,447
Other current assets	4,239	2,885

Total current assets	240,639	259,710
Owned surface lands	30,388	27,510
Plant, equipment and mine development costs, net	626,234	567,062
Owned and leased mineral rights, net	1,003,804	1,071,596
Coal supply agreements, net	31,343	53,050
Other noncurrent assets	17,163	29,183

Total assets	$1,949,571	$2,008,111

LIABILITIES
Current liabilities:
Trade accounts payable	$41,584	$35,384
Accrued expenses and other current liabilities	162,014	181,883

Total current liabilities	203,598	217,267
Long-term debt	626,625	635,000
Deferred income taxes	8,547	67,629
Coal supply agreements, net	24,223	59,013
Postretirement benefits	536,628	464,418
Other noncurrent liabilities	252,420	225,413

Total liabilities	1,652,041	1,668,740

Commitments and contingencies (Note 28)

STOCKHOLDER EQUITY
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding at December 31, 2006 and 2005	—	—
Additional paid-in capital	252,472	235,011
Retained earnings	78,470	105,137
Accumulated other comprehensive loss	(33,412)	(777)

Total stockholder equity	297,530	339,371

Total liabilities and stockholder equity	$1,949,571	$2,008,111

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Statements of Consolidated Operations and Comprehensive Income (Loss)

(Dollars in thousands)

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Revenues:
Coal sales	$1,440,162	$1,292,411	$436,035	$544,882
Other revenue	30,159	24,518	8,561	6,153

Total revenues	1,470,321	1,316,929	444,596	551,035
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	1,110,922	936,201	345,791	484,457
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	50,721	48,437	24,596	27,375
Accretion on asset retirement obligations	8,510	8,507	3,300	4,020
Depreciation, depletion and amortization	183,201	211,186	84,843	61,236
Amortization of coal supply agreements	(13,122)	(84,903)	(67,238)	8,837
Write-down of long-lived assets	30,782	1,633	—	—

Income (loss) from operations	99,307	195,868	53,304	(34,890)
Other income (expense):
Interest expense	(64,525)	(59,495)	(26,677)	(18,010)
Loss on termination of hedge accounting for interest rate swaps	—	—	—	(48,854)
Contract settlement	—	—	—	(26,015)
Loss on early debt extinguishment	—	—	—	(21,724)
Mark-to-market (loss) gain on interest rate swaps	(112)	—	530	5,804
Interest income	3,010	1,161	507	1,274

Income (loss) before income tax (expense) benefit	37,680	137,534	27,664	(142,415)
Income tax (expense) benefit	(4,106)	(46,461)	(13,600)	51,824

Income (loss) from continuing operations	33,574	91,073	14,064	(90,591)
Income from discontinued operations, net of income tax expense of $546 for the seven months ended July 29, 2004	—	—	—	2,315
Gain on disposal of discontinued operations, net of income tax expense of $4,913 for the seven months ended July 29, 2004	—	—	—	20,750

Net income (loss)	33,574	91,073	14,064	(67,526)
Components of comprehensive income (loss):
Change in minimum pension liability, net of income tax (expense) benefit of $(960) in 2006, $933 in 2005 and $192 for the period from April 23, 2004 through December 31, 2004	1,500	(1,415)	(326)	—
Unrealized gain on interest rate swaps, net of income tax expense of $90 in 2006, $648 in 2005 and $16,890 for the seven months ended July 29, 2004	139	964	—	28,820
Other	11	—	—	—

Comprehensive income (loss)	$35,224	$90,622	$13,738	$(38,706)

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Statements of Consolidated Stockholder Equity

(Dollars in thousands, except unit and share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholder Equity
	Shares	Amount
Predecessor
Balance at December 31, 2003	137,143	$137	$518,218	$62,063	$(57,267)	$523,151
Net loss for the seven months ended July 29, 2004	—	—	—	(67,526)	—	(67,526)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	28,820	28,820

Balance at July 29, 2004, (date of sale)	137,143	$137	$518,218	$(5,463)	$(28,447)	$484,445

Successor
Balance at April 23, 2004 (date of incorporation)	—	$—	$—	$—	$—	$—
Issuance of initial common stock	100	—	—	—	—	—
Cash contributions from parent	—	—	241,993	—	—	241,993
Change in minimum pension liability, net of tax	—	—	—	—	(326)	(326)
Net income	—	—	—	14,064	—	14,064

Balance at December 31, 2004	100	$—	$241,993	$14,064	$(326)	$255,731
Return of capital to parent	—	—	(6,982)	—	—	(6,982)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	964	964
Change in minimum pension liability, net of tax	—	—	—	—	(1,415)	(1,415)
Net income	—	—	—	91,073	—	91,073

Balance at December 31, 2005	100	$—	$235,011	$105,137	$(777)	$339,371
Cash dividends to parent	—	—	—	(20,977)	—	(20,977)
Capital contributions from parent	—	—	17,461	—	—	17,461
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	139	139
Termination of interest rate swaps	—	—	—	—	11	11
Adjustment to initially apply EITF 04-6, net of tax at January 1, 2006	—	—	—	(39,264)	—	(39,264)
Change in minimum pension liability, net of tax	—	—	—	—	1,500	1,500
Adjustment to initially apply SFAS No. 158, net of tax, to defined benefit pension and postretirement plans as of December 31, 2006	—	—	—	—	(34,285)	(34,285)
Net income	—	—	—	33,574	—	33,574

Balance at December 31, 2006	100	$—	$252,472	$78,470	$(33,412)	$297,530

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Statements of Consolidated Cash Flows

(Dollars in thousands)

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Operating activities:
Net income (loss)	$33,574	$91,073	$14,064	$(67,526)
Income and gain on disposition from discontinued operations	—	—	—	(23,065)

Income (loss) from continuing operations	33,574	91,073	14,064	(90,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion on asset retirement obligations	8,510	8,507	3,300	4,020
Depreciation, depletion and amortization	170,079	126,283	17,605	70,073
Amortization of deferred financing costs	11,653	4,807	4,408	—
(Gain) loss on sale of assets	(876)	(666)	405	(960)
Non-cash stock compensation	2,765	1,509	—	—
Non-cash mark-to-market adjustment for interest rate swaps	112	—	(530)	(5,804)
Non-cash expense from termination of hedge accounting for interest rate swap	—	—	—	48,854
Loss on early extinguishment of debt	—	—	—	21,724
Write-down of long-lived assets	30,782	1,633	—	—
Deferred income taxes	(25,382)	26,745	10,004	(46,399)
Asset retirement obligations	(2,567)	(1,962)	(8,388)	(5,709)
Non-cash interest expense and other	1,275	—	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(9,478)	(43,641)	7,485	(9,341)
Inventories, net	(1,942)	(57,178)	(17,098)	(6,113)
Prepaid expenses and other current assets	(11,886)	(6,002)	(3,055)	(1,679)
Other noncurrent assets	1,219	4,181	(2,779)	2,445
Trade accounts payable	6,200	5,047	1,495	5,572
Accrued expenses and other current liabilities	(21,829)	21,054	24,363	(25,049)
Noncurrent liabilities	33,445	(3,571)	10,414	30,913

Net cash provided by (used in) continuing operations	225,654	177,819	61,693	(8,044)
Net cash provided by discontinued operations	—	—	—	6,973

Net cash provided by (used in) operating activities	225,654	177,819	61,693	(1,071)

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Statements of Consolidated Cash Flows—(Continued)

(Dollars in thousands)

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Investing activities:
Acquisition of RAG American Coal Holding, Inc., net of cash acquired	—	—	(904,910)	—
Purchases of property, plant, equipment and mine development costs	(187,217)	(140,216)	(33,573)	(52,695)
Purchases of mining assets	(14,661)	—	—	—
Proceeds from disposition of property, plant and equipment	2,010	9,778	3,551	2,049

Net cash used in continuing operations	(199,868)	(130,438)	(934,932)	(50,646)
Net cash provided by discontinued operations	—	—	—	184,954

Net cash (used in) provided by investing activities	(199,868)	(130,438)	(934,932)	134,308

Financing activities:
Capital contribution from Public Parent	7,565	—	241,993	—
Proceeds from Public Parent advance	—	—	—	306,057
Payment of cash dividends to Public Parent	(20,977)	—	—	—
Excess tax benefit from stock-based awards	9,486	—	—	—
Proceeds from revolving credit facility	—	76,000	60,000	—
Repayment of revolving credit facility	—	(76,000)	(60,000)	—
Proceeds from issuance of long-term debt	—	—	770,000	—
Payment of deferred financing costs	(4,457)	—	(28,573)	—
Repayment of long-term debt	(8,375)	(50,000)	(85,138)	(614,644)
Payment of expenses resulting from early debt extinguishment	—	—	—	(21,724)
Repayment of capital lease obligations	—	—	—	(1,679)
Interest rate swap termination	2,259	—	—	(48,854)
Net increase in cash pledged on debt	—	—	—	20,000
Net decrease in cash on deposit with Predecessor	—	—	—	233,023

Net cash (used in) provided by financing activities	(14,499)	(50,000)	898,282	(127,821)

Net increase (decrease) in cash and cash equivalents	11,287	(2,619)	25,043	5,416
Cash and cash equivalents at beginning of period	22,424	25,043	—	7,649

Cash and cash equivalents at end of period	$33,711	$22,424	$25,043	$13,065

Supplemental cash flow information:
Cash paid for interest	$48,611	$48,015	$7,695	$29,615
Cash paid for income taxes	$17,283	$33,167	$157	$220

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

Note 1. Description of Business and Basis of Presentation

On April 23, 2004, Foundation Coal Corporation (“FCC” or the “Company”) was formed as a wholly owned subsidiary of Foundation Coal Holdings, LLC (“LLC”). The Company issued 100 shares of common stock with a par value of $0.01 to LLC. LLC was formed on February 9, 2004 as a Delaware limited liability company, which, on July 30, 2004, contributed its shares of FCC and merged into Foundation Coal Holdings, Inc. (“FCL” or the “Public Parent”). FCL and its indirect subsidiary, FCC, were formed to acquire the North American coal mining assets of RAG American Coal Holding, Inc., which acquisition closed on July 30, 2004 (“the Acquisition”). FCL through its operating subsidiaries engages in the extraction, cleaning and selling of coal to electric utilities, steel companies, coal brokers, and industrial users primarily in the United States.

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

On February 29, 2004, RACC signed a definitive Stock Purchase Agreement to sell RAG Coal AG’s Colorado operations which included Twentymile Coal Company, RAG Empire Corporation, RAG Shoshone Coal Corporation and Colorado Yampa Coal Company (collectively referred to as the RAG Colorado Business Unit) to a subsidiary of Peabody Energy Corporation. This transaction closed on April 15, 2004. Accordingly, all references to Foundation Coal Corporation, exclude the RAG Colorado Business Unit which is accounted for and presented in the accompanying consolidated financial statements as discontinued operations. See Note 29.

The consolidated financial statements as of and for the periods ended December 31, 2006, 2005 and 2004 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), discussed in greater detail in Note 4.

The following provides a description of the basis of presentation during all periods presented:

“Successor”—Represents the consolidated financial position of the Company and consolidated subsidiaries as of December 31, 2006 and 2005 and the consolidated results of operations and cash flows for the twelve months ended December 31, 2006 and 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004. The Company had no significant activities until the Acquisition on July 30, 2004. Therefore, the results of operations and cash flows for the period from April 23, 2004 (date of incorporation) through December 31, 2004 reflect only the activity for the five month operating period ended December 31, 2004. The consolidated results of operations and cash flows for the period from April 23, 2004 (date of incorporation) through December 31, 2004 reflect preliminary purchase accounting for the Acquisition. The financial position and results of operations and cash flows as of and for the years ended December 31, 2006 and 2005 reflect the final purchase accounting for the Acquisition.

“Predecessor”—Represents the consolidated results of operations and cash flows of RAG American Coal Holding, Inc. for the periods in 2004 prior to the Acquisition. This presentation reflects the historical basis of accounting.

Unless otherwise indicated, the “Company” as used throughout the remainder of these Notes to the consolidated financial statements refers to both the Successor and the Predecessor.

At December 31, 2006, union representation accounted for approximately 39% of the Company’s employees who produced approximately 21% of our coal sales volume during the year. Labor contracts for the Pennsylvania mines, Emerald and Cumberland, with the United Mine Workers of America (“UMWA”) were signed in 2002 and expire on April 1, 2007. The UMWA contract for the Wabash mine was signed in March 2003 and expires on April 1, 2007.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 2. Change in Ownership

Formation

LLC was formed on February 9, 2004 by a group of investors for the purpose of acquiring the United States coal properties owned by RAG. The original investors in LLC were First Reserve Fund IX, L.P. and Blackstone Capital Partners IV LP. Each member was granted 50 units in exchange for nominal consideration in the form of management and capital formation advisory services. The purpose of the formation of LLC was to pursue the acquisition of the North American coal mining assets of RAG.

On April 23, 2004, the Company was formed as a wholly owned subsidiary of LLC. The Company issued 100 shares of common stock with a par value of $0.01 to LLC.

On May 24, 2004, the Company signed a Stock Purchase Agreement dated May 24, 2004 (the “Stock Purchase Agreement”) whereby the Company acquired all of the direct and indirect subsidiaries engaged in coal mining in North America then owned by RAG.

Through July 29, 2004, neither LLC, the Company nor FCL, (collectively the “Successor”) had any additional significant activities.

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

The management members were senior managers of RAG American Coal Holding, Inc., the operating company of RAG’s North American Operations. These senior managers continued as senior managers of FCL.

FCL and FC 2 Corp. (“FC 2”) were incorporated in Delaware on July 19, 2004. On July 30, 2004, LLC contributed the shares of its subsidiary FCC to FCL in exchange for 100 shares of common stock of FCL. FCL then contributed the shares of FCC into FC 2 in exchange for 100 shares of common stock of FC 2. Upon the completion of these exchange transactions, FCL, FC 2 and FCC were direct or indirect wholly owned subsidiaries of LLC.

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

Acquisition of RAG

On July 30, 2004, FCL, through its indirect wholly owned subsidiary, FCC, and pursuant to the terms of the Stock Purchase Agreement acquired 100% of the outstanding common shares of all of the direct and indirect subsidiaries of RAG engaged in coal mining in North America for a purchase price of approximately $986,918 including associated transaction costs of approximately $19,618. See Note 4.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 3. Summary of Significant Accounting Policies

Unless otherwise indicated, the Successor and the Predecessor follow the same significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to coal reserves that are the basis for future cash flow estimates and units-of-production depreciation, depletion and amortization calculations; environmental and reclamation obligations; asset impairments; postemployment, postretirement and other employee benefit liabilities; valuation allowances for deferred income taxes; reserves for contingencies and litigation and the fair value and accounting treatment of certain financial instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates. In addition, different assumptions or conditions could reasonably be expected to yield different results.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are invested in high-quality commercial paper and money market funds.

Inventories and Stripping Costs

Coal inventories acquired in the Acquisition are stated at their fair value at the Acquisition date. As of December 31, 2004, all coal inventory acquired in the Acquisition had been sold, therefore the excess of the fair value of coal inventories over the Predecessor’s historical cost of $3,753 was charged to Cost of coal sales in the period ended December 31, 2004. Coal inventories produced subsequent to the Acquisition are stated at the lower of cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on prevailing and long-term prices, less the estimated preparation and selling costs. Coal inventories are valued at the lower of average cost or market.

Material and supplies inventories are valued at average cost, less an allowance for obsolete and surplus items.

The Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-6, Accounting for Stripping Costs Incurred during Production in the Mining Industry (“EITF Issue 0-6”) on January 1, 2006. EITF Issue 04-6 addresses the accounting for stripping costs incurred during the production phase of a mine, concluding that these costs are considered variable production costs and under a full absorption costing system are considered a component of inventory to be recognized in cost of coal sales in the same period as the revenue from the sale of the inventory. Capitalization of post-production stripping costs is appropriate only to the extent inventory exists at the end of a reporting period. The guidance requires application through recognition of a cumulative effect adjustment to opening retained earnings in the period of adoption, with no charge to current earnings for prior periods. Accordingly, prior period results have not been restated. At December 31, 2005, stripping costs associated with coal that had not been extracted was $60,406 which were classified on the Consolidated Balance Sheets as a component of work-in-process inventory referred to as deferred overburden. The effect on the consolidated financial statements upon adoption of EITF Issue 04-6 resulted in a cumulative effect adjustment which reduced opening retained earnings, as of January 1, 2006, by $39,264, net of tax of $21,142, thereby removing the $60,406 current asset previously classified on the Consolidated Balance Sheets as a component of work-in-process (deferred overburden) inventory.

Prior to the adoption of EITF Issue 04-6 on January 1, 2006, the cost of removing overburden subsequent to the Acquisition in advance of coal extraction at the Wyoming surface mines was deferred and classified as work-in-process inventory. The overburden removal process is generally 12 months or less in advance of coal extraction. In instances where the overburden removal process was greater than 12 months, the Company classified the deferred costs as a non-current asset.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Prepaid Expenses

Prepaid expenses consist primarily of deferred longwall move costs, advance mining royalties, prepaid taxes and prepaid insurance premiums. The Company defers the direct costs, including labor and supplies, associated with moving longwall equipment and the related equipment refurbishment costs in Prepaid expenses. These deferred costs are amortized on a units-of-production basis over the life of the subsequent panel of coal mined by the longwall equipment. Deferred costs that are anticipated to be amortized into production within one year are included in current assets. All other deferred costs are included in Other noncurrent assets.

Plant, Equipment and Mine Development Costs

Costs to obtain coal lands and leased mineral rights are capitalized and amortized to operations as depletion expense on the units-of-production method utilizing only proven and probable reserves in the depletion base. Depletion expense is included in depreciation, depletion and amortization on the accompanying Statements of Consolidated Operations and Comprehensive Income (Loss). Costs of developing new mines or significantly expanding the capacity of or extending the lives of existing mines are capitalized and amortized using the units-of-production method over proven and probable reserves directly benefiting from the capital expenditure. The Predecessor principally amortized mine development costs using the straight-line method over the period during which each capitalized expenditure benefited production. The Company and its Predecessor believe that the straight-line method approximates the units-of-production method. Mobile mining equipment and other fixed assets are stated at cost and depreciated on a straight-line basis over the estimated useful lives ranging from 1 to 20 years or on a units-of-production basis. Leasehold improvements are amortized over their estimated useful lives or the term of the lease, whichever is shorter. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are generally expensed as incurred.

The Company capitalizes certain costs incurred in the development of internal-use software, including external direct material and service costs, and employee payroll and payroll-related costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use.” All capitalized internal-use software costs are amortized using the straight-line method over the estimated useful life not to exceed 7 years.

Asset Retirement Obligations

SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), addresses a uniform methodology for accounting for estimated reclamation and abandonment costs. The Company’s asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which the legal obligation associated with the retirement of the tangible long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is incurred. The Company estimates its asset retirement obligation liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of future cash flows required for a third party to perform the necessary reclamation work. The Company annually reviews its estimated future cash flows for its asset retirement obligations.

Coal Supply Agreements

Coal supply agreements represent the fair value assigned at the Acquisition date for acquired sales contracts. These sales contracts are valued at the present value of the difference between the expected contract revenues from the acquired contract, net of royalties and taxes imposed on sales revenues, and the net contract revenues derived from applying market prices at the Acquisition date for new contracts of similar duration and coal qualities. Using this approach to valuation, certain contracts, where the expected contract price is above market at the Acquisition date, have a positive value and are classified as assets. Certain other contracts, where the expected contract price is below market at the Acquisition date, have a negative value and are classified as liabilities. The asset or liability is amortized over the term of the contracts based on the tons of coal shipped under each contract. During 2006, the amortization of coal supply agreements was a ($13,122) net credit, which consisted of a $20,390 expense related to the amortization of contract assets and a ($33,512) credit related to the amortization of contract liabilities. As of December 31, 2006, total accumulated amortization of the contract assets and contract liabilities was $66,342 and $231,605, respectively. As of December 31, 2005, total accumulated amortization of the contract assets and contract liabilities was $45,952 and $198,093, respectively. Based on expected future shipments under these agreements, amortization of the asset for above market contracts is anticipated to be approximately $11,000, $8,000, $7,000 and $5,000 for the years ended December 31, 2007, 2008, 2009 and 2010, respectively. Amortization of the liability for below market contracts is anticipated to be approximately ($15,000), ($6,000), ($2,000) and ($1,000) for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.

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

Income Taxes

The Company is included in the consolidated income tax return of its Public Parent.

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases for such assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

FCL and the Predecessor filed consolidated United States federal income tax returns including its subsidiaries. No written tax sharing agreements exist between FCL and its subsidiaries. The Predecessor filed its final tax returns for the period ended July 29, 2004. FCL adopted a December 31 tax year and filed tax returns for the period from February 9, 2004 (date of formation) through December 31, 2004. Certain state income tax returns were not impacted by the Acquisition.

A valuation allowance is provided to reduce deferred tax assets if, in management’s judgment, it is more-likely-than-not that some portion of the deferred tax assets will not be realized.

Advance Mining Royalties

Leased mineral rights are often acquired through royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoverable against future production. These advance payments are deferred and charged to operations as the coal reserves are mined. In instances where advance payments are not expected to be recoverable against future production, no asset is recognized and the scheduled future payments are expensed as incurred. Deferred advance mining royalties are recorded in Prepaid expenses and Other noncurrent assets on the Consolidated Balance Sheets.

Revenue Recognition

Revenue is recognized on coal sales when title passes to the customer, in accordance with the terms of the sales agreement, which generally occurs when the coal is loaded into transport carriers for shipment to the customer.

Freight Revenue and Costs

Shipping and handling costs paid to third-party carriers and invoiced to coal customers are recorded and included in Cost of coal sales and Coal sales revenue, respectively.

Workers’ Compensation

The Company is primarily self-insured for workers’ compensation claims in the various states in which it operates. The liability for workers’ compensation claims is an actuarially determined estimate of the undiscounted ultimate losses incurred on known claims plus a provision for incurred but not reported claims. This probable ultimate liability is re-determined semi-annually and resultant adjustments are expensed. These obligations are included in the Consolidated Balance Sheets as Other current liabilities and Other noncurrent liabilities.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Pension, Other Postretirement Plans and Pneumoconiosis (Black Lung) Benefits

Pension benefits, postretirement benefits and postemployment benefits are reflected in the Company’s consolidated financial statements and accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”); SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) and SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”), respectively, as amended by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), in the year that the recognition provisions of SFAS No. 158 are initially applied. The pension and postretirement benefits are accounted for over the estimated service lives of the employees. The cost of providing certain postemployment benefits is generally recognized when the employee becomes entitled to the benefit.

In September 2006, the FASB issued SFAS No. 158, which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 requires the Company to initially recognize the funded status of a defined benefit pension and other postretirement plans and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Additionally, for fiscal years ending after December 15, 2008, the Company is required to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position rather than at an interim period. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. The effect of adopting SFAS No. 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. See Note 14 for further discussion of the effect of adopting SFAS No. 158 on the Company’s consolidated financial statements.

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

On the date the derivative contract is entered into, the Company generally designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction, or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively and records all changes in fair value in income.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in income. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until income is affected by the variability in cash flows of the designated hedged item.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized includes: (a) compensation cost for all stock-based awards granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated. For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data. Compensation expense for awards with cliff vesting provisions is recognized on a straight-line basis from the measurement date through the vesting date. The cumulative effect of adoption of SFAS No. 123(R) as of January 1, 2006 was not material. See Note 16 for further discussion of the effect of adopting SFAS No. 123(R) on the Company’s consolidated financial statements.

Prior to the adoption of SFAS No. 123(R), the Company recorded compensation expense for all employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 for the periods prior to January 1, 2006. Under APB No. 25, compensation expense for restricted stock performance units was initially based on the fair value of the underlying stock on the date of grant. The amount of unearned compensation was subsequently adjusted each period to reflect changes in the fair value of the underlying stock. Compensation expense for restricted stock performance units is amortized over the vesting period.

Comprehensive Income (Loss)

In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, such as adjustments to minimum pension liabilities and the effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges.

Debt Issuance Costs

Costs incurred in connection with the issuance of the certain debt facilities were capitalized and are being amortized over a weighted-average term, reflective of the lives of the related indebtedness ranging between 5 to 10 years, using the effective interest method.

New Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company expects to adopt SFAS No. 157 on January 1, 2008. The Company has not yet determined the impact of SFAS No. 157 on the consolidated financial statements.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more-likely-than-not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 on January 1, 2007. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the 2006 presentation. The Company reclassified the balance sheet amount for prepaid major repairs from the historical presentation in Other noncurrent assets to Plant, equipment and mine development costs, net. The Company reclassified $22,447 of the balance sheet amount included in Other current assets at December 31, 2005 to Prepaid expenses.

Note 4. Acquisition of RAG

On July 30, 2004, the Company acquired 100% of the outstanding common shares of all of the direct and indirect subsidiaries of RAG engaged in coal mining in North America for a purchase price of $986,918 including associated transaction costs of approximately $19,618. In connection with the Acquisition, the Company’s subsidiary, Foundation PA Coal Company, LLC (“Foundation PA”) issued $300,000 of 7.25% Senior Notes due 2014 (“Notes”) and entered into a Senior Credit Facility (the “original facility”) that consisted of a $470,000 term loan facility and a $350,000 revolving credit facility. The purchase price along with the associated transaction costs were funded by $196,000 of cash from shareholders’ equity contributed to the Company and its subsidiaries FC 2 Corp. and FCC by LLC; $300,000 of cash proceeds from the Notes; and $530,000 of cash proceeds from the Senior Credit Facility, which consisted of the $470,000 term loan and a $60,000 draw from the revolving credit facility. The $60,000 draw was repaid with available cash subsequent to the acquisition. The Company incurred $28,573 of debt issuance costs associated with obtaining the debt financing.

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

The Acquisition was accounted for using the purchase method of accounting whereby identifiable assets acquired and liabilities assumed were recorded at their fair market values as of the date of acquisition. The allocation of the purchase price for the Acquisition was finalized and recorded in the accompanying consolidated financial statements as of and for the periods subsequent to July 30, 2005.

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

Cash and cash equivalents, accounts receivable, other current assets and accounts payable and accrued expenses were stated at historical carrying values. Given the short-term nature of these assets and liabilities, it was determined that these historical carrying values approximate fair value. The Company’s projected pension, postretirement and postemployment benefit obligations and assets have been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on independent actuaries engaged by the Company. Deferred income taxes have been provided in the Consolidated Balance Sheet based on the Company’s estimated tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Owned surface lands, inventory, plant, equipment, mine development costs, owned and leased mineral rights and coal supply agreements have been recorded at estimated fair value based on work performed by the independent valuation specialists as of the date of the Acquisition.

During the twelve months ended December 31, 2005, the Company completed the purchase price allocation and recorded final purchase accounting adjustments that reduced the fair value of total assets acquired and liabilities assumed by $105,892, respectively, or approximately 5% of the fair value assigned in the preliminary purchase price allocation. The most significant component of this decrease related to a revision in deferred income tax liabilities associated with projected postretirement benefit obligations resulting from changes in the assumptions regarding the impact on these obligations of the Medicare Part D prescription drug benefits. The effect of the reduction between the preliminary and final purchase price allocation on assets acquired was a decrease in the fair value assigned to owned and leased mineral rights assets of $92,053, a decrease in coal supply agreement assets of $4,384, a decrease in other current assets of $10,211, offset by an increase in the fair value of owned surface land of $756. The effect of the reduction between the preliminary and final purchase price allocation on assumed liabilities was a decrease in coal supply agreement liabilities of $10,533, a decrease in accounts payable and accrued expenses of $1,042 and a decrease in deferred income taxes included in other noncurrent liabilities of $94,317.

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

Pro forma (Unaudited)
Twelve Months Ended December 31, 2004
Revenues	$995,631
Income (loss) from continuing operations	$(60,922)
Income (loss) before accounting change	$(37,857)
Net income (loss)	$(37,857)

Note 5. Write-down of Long-Lived Assets

In the fourth quarter of 2006, the Company recognized an asset impairment charge to write-down the carrying value of assets at its Wabash mine (“Wabash assets”) to their estimated fair value and to write-off a prepaid royalty in Central Appalachia in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. These impairment charges are recorded as Write-down of long-lived assets on the Statements of Consolidated Operations and Comprehensive Income (Loss). At the Wabash mine, the Company wrote down assets included in Inventories, net; Owned surface lands; Plant, equipment and mine development costs, net and Owned and leased mineral rights, net, in the Consolidated Balance Sheets by $1,517, $439, $21,686 and $5,730, respectively. The Company noted impairment indicators with respect to the Wabash assets and the on-going recoverability of the carrying value of the assets in the fourth quarter of 2006 based primarily upon its analysis of recent financial results. Analysis of these financial indicators as well as other non-financial indicators lead to management’s decision, late in the fourth quarter of 2006, to discontinue additional capital expenditures related to an ongoing mine recapitalization and development project. In testing the recoverability of the carrying value of the Wabash assets and in assessing their fair value, the Company utilized a combination of cash flow projections, third party appraisals and other evidence of fair value, including an assessment of the assets’ value in the open market. The Wabash assets are included in the Company’s “Other” segment. See Note 22. In Central Appalachia as a result of a change in the Company’s mine plan, the Company wrote-off $1,410 of prepaid royalties previously recorded in Other noncurrent assets. These royalties were associated with a lease under which future mining was determined to be not probable. This determination was made in the fourth quarter of 2006.

In the fourth quarter of 2005, as a result of a change in the Company’s mine plan, the Company recorded a write-down related to development costs incurred during 2003 through 2004 that were attributable to expanding certain undeveloped areas of mining districts in the Company’s Northern Appalachia business unit. These costs were included in Other noncurrent assets as prepaid longwall development costs. The write-down of $1,633 is included in the Statements of Consolidated Operations and Comprehensive Income (Loss) as Write-Down of long-lived assets.

Note 6. Significant Property Transactions

In the third quarter of 2006, Pioneer Fuel Corporation, an indirect wholly owned subsidiary of the Company, purchased mining assets from Appalachian Fuels, LLC for $15,400. The purchased assets consisted of approximately 7.3 million tons of reserves, land and mining equipment that are recorded in Owned and leased mineral rights, net; Owned surface lands and Plant, equipment and mine development costs, net, respectively, in the Consolidated Balance Sheets. The acquired reserves are located adjacent to and have been integrated with and are jointly managed with the existing Pax surface operations. In accordance with terms set forth in the asset purchase agreement, $1,000 of the purchase price was withheld for contingencies, but will be remitted to Appalachian Fuels eighteen months after the acquisition date if no contingencies materialize. The purchase price was allocated to the assets and asset retirement obligation acquired/assumed based upon estimates of fair value.

In a separate transaction, coal stockpiles containing an estimated 8,300 tons were also acquired from Appalachian Fuels, LLC for $232 was recorded in Inventories, net in the Consolidated Balance Sheets at the date of acquisition.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 7. Inventories

Inventories consisted of the following at:

	December 31,
	2006	2005
Saleable coal	$16,052	$18,820
Raw coal	2,199	2,207
Work-in-process (deferred overburden)	—	60,406
Materials and supplies	23,620	23,501

	41,871	104,934
Less materials and supplies reserve for obsolescence	(5,100)	(8,038)

	$36,771	$96,896

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

In purchase accounting, the fair value of partially and fully uncovered coal included consideration of the effort spent prior to the purchase date to remove overburden and get the coal to its partially or fully uncovered state. Therefore, the fair value assigned to partially and fully uncovered coal reserves was higher than that assigned to other coal reserves. Depletion of coal reserves, including the incremental fair value related to pre-Acquisition overburden removal efforts is included in Depreciation, depletion and amortization. Subsequent to the Acquisition date and prior to the implementation of EITF Issue 04-6 on January 1, 2006, the cost associated with removal of overburden to uncover coal reserves was deferred until the related coal is mined and charged to Cost of coal sales when the coal is sold. All partially and fully uncovered coal valued at the Acquisition date was sold by December 31, 2005. For the twelve months ended December 31, 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004, Depreciation, depletion and amortization included the value of overburden removal performed prior to the Acquisition date, which would have been included in Cost of coal sales if incurred subsequent to the Acquisition date.

Note 8. Prepaid Expenses

Prepaid expenses consisted of the following at:

	December 31,
	2006	2005
Prepaid royalties	$1,427	$2,122
Prepaid longwall move expense	8,628	5,525
Prepaid SO2 emission allowances	2,052	1,204
Prepaid taxes	6,330	2,573
Prepaid insurance	10,796	10,327
Other	1,557	696

	$30,790	$22,447

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 9. Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following at:

	December 31,
	2006	2005
Owned surface and coal lands
Owned surface lands	$30,388	$27,510

Owned and leased mineral rights	$1,253,127	$1,245,135
Less accumulated depletion	(249,323)	(173,539)

	$1,003,804	$1,071,596

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$808,348	$678,543
Mine development costs	27,507	15,721
Natural gas well development costs	315	315
Internal use software (in development at December 31, 2006)	20,537	74
Coalbed methane equipment and development costs	6,707	4,024

	863,414	698,677

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(232,699)	(129,654)
Mine development costs	(3,368)	(1,187)
Natural gas well development costs	(152)	(89)
Internal use software	—	—
Coalbed methane equipment and development costs	(961)	(685)

	(237,180)	(131,615)

	$626,234	$567,062

Depreciation, depletion and amortization expense of the Predecessor included $566 for depreciation of assets held under capital leases for the seven months ended July 29, 2004.

Note 10. Other Noncurrent Assets

Other noncurrent assets consisted of the following at:

	December 31,
	2006	2005
Receivables from asset dispositions	$1,839	$3,346
Unamortized debt issuance costs, net	12,159	19,355
Advance mining royalties	1,657	2,828
Fair value of interest rate swaps	—	2,143
Other	1,508	1,511

	$17,163	$29,183

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 11. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	December 31,
	2006	2005
Accrued federal and state income taxes	$2	$4,979
Accrued sales contract settlements	975	150
Wages and employee benefits	33,619	33,998
Pension benefits	—	15,439
Postretirement benefits other than pension	21,420	23,464
Interest	9,063	9,063
Royalties	6,271	8,823
Taxes other than income taxes	35,409	31,866
Asset retirement obligations	2,940	4,376
Workers’ compensation	8,140	8,297
Deferred equipment purchase commitment	4,337	—
Accrued capital expenditures	10,495	9,758
Other	29,343	31,670

	$162,014	$181,883

Note 12. Long-Term Debt

Long-term debt consisted of the following at:

	December 31,
	2006	2005
Senior Secured Credit Facility	$326,625	$335,000
7.25% Senior Notes	300,000	300,000

	$626,625	$635,000

As a result of a voluntary prepayment of $8,375 on the outstanding balance of the term loan facility discussed below, there are no scheduled debt maturities for 2007. Future minimum payments related to the Company’s long-term debt as of December 31, 2006 are as follows:

	Senior Secured Credit Facility	7.25% Senior Notes
2007	$—	$—
2008	16,750	—
2009	25,125	—
2010	33,500	—
2011	251,250	—
Thereafter	—	300,000

Totals	$326,625	$300,000

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Successor

Senior Secured Credit Facility

On July 7, 2006, the Company completed an $835,000 amended and restated Senior Secured Credit Agreement (the “new facility”), consisting of a five-year $335,000 Term Loan A and a five-year $500,000 revolving credit facility. The new facility, which expires in July 2011, bears interest at an applicable margin, plus the lenders’ base rate or LIBOR at the Company’s option, and requires the Company to pay a commitment fee to the lenders for the unutilized portion of the commitment under the revolving credit facility based on a quarterly leverage ratio calculation. The revolving credit facility provides for up to $500,000 of borrowings on same-day notice, referred to as swingline loans, LIBOR loans or letters of credit up to a maximum of the unutilized portion of the revolver. As of December 31, 2006, the Company had $331,176 of available borrowings under its revolving credit facility, after giving effect to $168,824 of letters of credit outstanding. The new facility replaces the original facility entered into on July 30, 2004. Costs capitalized in connection with the new facility were $4,457. The Company wrote-off $9,209 of non-cash unamortized deferred financing costs as a result of the replacement of the original facility with the new facility, based upon the provisions of EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Remaining debt issuance costs are being amortized over the term of the related indebtedness of five years, using the effective interest method. On December 29, 2006, the Company prepaid the 2007 scheduled principal amortization of $8,375 due in 2007 on the outstanding balance of the term loan facility and wrote-off $102 of non-cash unamortized deferred financing costs associated with the new facility. At December 31, 2006, the interest rate on the new facility was approximately 6.625%.

On July 30, 2004, in connection with the Acquisition as described in Note 4, the Company’s subsidiary, Foundation PA, entered into the original facility that consisted of a $470,000 term loan facility and a $350,000 revolving credit facility. On December 31, 2004, the Company voluntarily prepaid $85,000 of the outstanding balance of the term loan facility which eliminated any future payments prior to maturity. The voluntary payment consisted of $31,725 for all of the scheduled quarterly principal payments previously due on the term loan and $53,275, representing a portion of the balloon installment previously due at the July 30, 2011 maturity date. In August 2005 and December 2005, the Company voluntarily prepaid $20,000 and $30,000, respectively, on the term loan facility. Combined with the $85,000 prepayment, the Company prepaid $135,000 of the original $470,000 loan. The revolving credit facility, which would have expired in July 2009, bore interest based on an applicable margin plus the lenders’ base rate or LIBOR, at the Company’s option. The revolving credit facility provided for up to $250,000 of letters of credit, for LIBOR loans and borrowings on same-day notice, referred to as swingline loans. As of December 31, 2005, the Company had approximately $164,200 of available borrowings under its revolving credit facility, after giving effect to approximately $185,800 of letters of credit outstanding. The original facility required the Company to pay a commitment fee to the lenders for the unutilized portion of the commitment under the revolving credit facility, then equal to 0.375% per annum.

The terms of the original facility required the Company to maintain at least 50% of its outstanding debt at a fixed rate. To comply with the terms of the original facility, as further described in Note 17, on September 30, 2004, Foundation PA (the “Issuer”) entered into several 3-year interest rate swap agreements all with identical terms, in which it paid fixed interest and received variable interest on a notional amount of $85,000 of its term loan. Under these swaps, the Issuer received a variable rate of 3-month US dollar LIBOR and paid a fixed rate of 3.26%. Settlement of interest payments occurred quarterly. In connection with the closing of the $835,000 amended and restated Senior Secured Credit Agreement on July 7, 2006, the Company terminated the interest rate swaps, as further described in Note 17.

7.25% Senior Notes

On July 30, 2004, in connection with the Acquisition as described in Note 4, the Company’s subsidiary, Foundation PA, completed an offering of $300,000 of 7.25% Senior Notes due 2014 in a private placement transaction not subject to the registration requirements under the Securities Act of 1933. In December 2004, $300,000 of 7.25% Notes with identical terms were registered under the Securities Act of 1933 and all of the previously issued Notes were exchanged for these registered Notes. The Notes are guaranteed on a senior unsecured basis, by FCC, and rank equally with all of Foundation PA’s other senior unsecured indebtedness. Interest on the Notes is payable on February 1st and August 1st of each year, beginning on February 1, 2005. The terms of the Notes contain restrictive covenants that limit Foundation PA’s ability to, among other things, incur additional debt, pay dividends, sell or transfer assets, and make certain investments. The Notes are redeemable prior to August 1, 2009 at a redemption price equal to 100% of the principal amount plus an applicable premium.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Terms of the Company’s credit facilities contain financial and other covenants that limit the ability of the Company to among other things, effect acquisitions or dispositions and borrow additional funds and require the Company to, among other things, maintain various financial ratios and comply with various other financial covenants, including maximum total leverage ratio, minimum interest coverage ratio and a maximum capital expenditures limitation. Failure by the Company to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on the Company. The Company was in compliance with all covenants at December 31, 2006 and 2005.

Predecessor

Prior to the Acquisition, the Predecessor paid off all of its outstanding long-term indebtedness and incurred a loss on early extinguishment of debt in July of 2004 in the amount of $21,724.

The Predecessor had a note payable outstanding with RAG Immobilien, an affiliated company, for $38,000 at December 31, 2003 which bore interest at the fixed rate of 6.85%. For the seven months ended July 29, 2004, the Predecessor incurred interest expense of $2,192 on this note. The note payable was repaid in full prior to the Acquisition on July 30, 2004.

Note 13. Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following at:

	December 31,
	2006	2005
Postemployment benefits	$4,803	$5,028
Pension benefits	45,387	34,529
Workers’ compensation	23,347	20,525
Minimum royalty obligations	81	83
Black lung reserves	11,305	6,206
Contract settlement accrual	13,986	20,044
Asset retirement obligations	122,076	111,778
Deferred production tax	9,642	7,254
Deferred credits and other	6,140	1,847
Deferred equipment purchase commitment	15,653	18,119

	$252,420	$225,413

During 2005, the Company’s Northern Appalachia business unit took delivery of one hundred new longwall shields to remedy a warranty issue associated with shields currently used in its underground mining operations. The Company entered into a purchase commitment for the shields in the amount of $21,685 and in accordance with the payment terms, periodic progress payments to the manufacturer are not scheduled to start until the fourth quarter of 2007, with scheduled completion within one year. The current portion of the deferred equipment purchase commitment liability of $4,337 is recorded in Accrued expenses and other current liabilities. See Note 11. The Company recorded a deferred equipment purchase commitment liability representing the present value of the future payments due in accordance with the terms of the purchase commitment. Interest expense is imputed and recognized in a manner consistent with the established payment terms, over which, the liability will be increased to the full value of $21,685.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 14. Employee Benefit Plans

As disclosed in Note 3, the Company adopted SFAS No. 158 effective December 31, 2006. The following table summarizes the effects of the adoption on the Consolidated Balance Sheet at December 31, 2006.

	Prior to the Adoption of SFAS No. 158	Effect of the Adoption of SFAS No. 158	After the Adoption of SFAS No. 158
Postretirement benefits	$486,520	$50,108	$536,628
Other noncurrent liabilities	246,100	6,320	252,420
Deferred income taxes (long-term)	30,690	(22,143)	8,547
Accumulated other comprehensive income (loss), net of tax	873	(34,285)	(33,412)

Included in Accrued expenses and other current liabilities at December 31, 2006 are current postretirement benefits of $21,420. The adoption of SFAS No. 158 increased the Company’s liability for pension and black lung liabilities included in Other noncurrent liabilities by $2,865 and $3,455, respectively. There are $45,387 of pension liabilities and $11,305 of black lung liabilities included in Other noncurrent liabilities at December 31, 2006.

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

Annual funding contributions to the plans are made as determined by consulting actuaries based upon the ERISA funding standards. Plan assets consist of cash and cash equivalents, equity and fixed income securities, real estate mutual funds, private equity participations and participation in a hedge fund of funds.

The following table provides components of net periodic benefit cost for the indicated fiscal periods:

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Service cost	$6,257	$4,779	$2,095	$3,160
Interest cost	11,094	10,009	4,185	6,431
Expected return on plan assets	(10,570)	(9,756)	(3,677)	(5,556)
Amortization of:
Prior service cost	(9)	—	(5)	23
Actuarial losses	405	118	39	2,279
Settlement charges	—	—	—	782

	7,177	5,150	2,637	7,119
Less: amounts allocated to discontinued operations	—	—	—	(1,155)

Total from continuing operations	$7,177	$5,150	$2,637	$5,964

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following tables set forth the plans’ benefit obligations, fair value of plan assets and funded status for the indicated fiscal periods:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
Change in benefit obligation:
Benefit obligation at beginning of the period	$190,130	$167,587
Service cost	6,257	4,779
Interest cost	11,094	10,009
Plan amendment	—	(75)
Actuarial (gain) loss	(3,899)	15,522
Benefits paid	(9,636)	(7,692)

Benefit obligation at the end of the period	$193,946	$190,130

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$132,895	$116,952
Actual return on plan assets	13,864	17,224
Employer contributions	13,230	6,411
Benefits paid	(9,636)	(7,692)

Fair value of plan assets at end of period	150,353	132,895

Funded status	(43,593)	(57,235)
Unrecognized net actuarial loss	—	10,739
Unrecognized prior service cost	—	(75)

Accrued benefit cost at measurement date	(43,593)	(46,571)
Expense accrued after measurement date	(1,794)	(1,582)
Net contribution made after measurement date	—	1,050

Accrued benefit cost at end of year	$(45,387)	$(47,103)

Amounts recognized in the Consolidated Balance Sheets consisted of the following as of:

	December 31,
	2006	2005
Accrued benefit liability	$(45,387)	$(49,968)
Additional minimum pension liability included in accumulated other comprehensive loss	—	2,865

Net amount recognized	$(45,387)	$(47,103)

The following table presents information applicable to plans with accumulated benefit obligations in excess of plan assets as of:

	December 31,
	2006	2005
Projected benefit obligation	$193,946	$190,130
Accumulated benefit obligation	176,359	175,626
Fair value of plan assets	150,353	132,895

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The provisions of SFAS No. 87 require the recognition of an additional minimum pension liability and related intangible asset to the extent that the accumulated benefit obligation exceeds plan assets. The minimum pension liability included in Accumulated other comprehensive loss was zero at December 31, 2006 due to the implementation of SFAS No. 158. The minimum pension liability included in Accumulated other comprehensive loss was $2,865, net of $1,124 deferred tax at December 31, 2005. Under SFAS No. 158, the current portion of the Company’s pension liability is the amount by which the actuarial present value of benefits included in the benefit obligation payable in the next twelve months exceeds the fair value of plan assets. However, even though the plan may be underfunded, if there are sufficient plan assets to make expected benefit payments to plan participants in the succeeding twelve months, no current liability should be recognized. Accordingly, at December 31, 2006, there was $0 for current pension liability reflected in Accrued expenses and other current liabilities. At December 31, 2005, the current portion of the Company’s pension liability of $15,439 included in Accrued expenses and other current liabilities represented the Company’s contribution payable to the plan. The noncurrent portion of the Company’s pension liability as reflected in Other noncurrent liabilities at December 31, 2006 and 2005 was $45,387 and $34,529, respectively.

The weighted-average actuarial assumptions used in determining the benefit obligations at the end of each year were as follows:

	December 31,
	2006	2005
Discount rate	5.90%	5.60%
Rate of increase in future compensation	4.00%	4.00%
Measurement date	September 30, 2006	September 30, 2005

The weighted-average actuarial assumptions used to determine net periodic benefit cost for each year were as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Discount rate	5.60%	6.00%	6.25%	6.25%
Rate of increase in future compensation	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets	8.00%	8.50%	8.50%	8.50%
Measurement date	September 30, 2005	September 30, 2004	July 30, 2004	September 30, 2003

The expected long-term return on plan assets is established at the beginning of each year by the Company’s Benefits Committee in consultation with the plans’ actuaries and outside investment advisor. This rate is determined by taking into consideration the plans’ target asset allocation, expected long-term rates of return on each major asset class by reference to long-term historic ranges, inflation assumptions and the expected additional value from active management of the plans’ assets. For the determination of net periodic benefit cost in 2007, the Company will utilize an expected long-term return on plan assets of 8.00%.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Assets of the two plans are commingled in the Foundation Coal Defined Benefit Plans Master Trust (“Master Trust”) and are invested in accordance with investment guidelines that have been established by the Company’s Benefits Committee in consultation with the Master Trust’s outside investment advisor. The plans’ target allocation for 2007 and the actual asset allocation as reported at December 31, 2006 and 2005 are as follows:

Asset Category	Target Allocation Percentages 2007	Percentage of Plan Assets 2006	Percentage of Plan Assets 2005
Equity/private equity funds	60.0	59.2	59.3
Fixed income funds/debt securities	22.0	23.2	22.0
Absolute return funds/other	8.0	7.5	7.7
Real estate	10.0	10.1	11.0

Total	100.0%	100.0%	100.0%

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

For the twelve months ended December 31, 2006 and 2005, $12,163 and $7,461, respectively, of cash contributions were made to the defined benefit retirement plans.

All of our hourly employees in Pennsylvania and Illinois represented by the UMWA are covered under multi-employer defined benefit pension plans administered by the UMWA. Company contributions to these multi-employer plans and other contractual payments under the UMWA wage agreement, which are expensed when paid, are based primarily on hours worked and amounted to $1,394, $1,370, $672 and $610 for the twelve months ended December 31, 2006 and 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004 and the seven months ended July 29, 2004, respectively.

The Company and certain of its subsidiaries maintain several defined contribution and profit sharing plans that cover a portion of its employees. Generally, under the terms of the plans, employees make voluntary contributions through payroll deductions and the Company makes matching and/or discretionary contributions, as defined by each plan. The Company’s expense related to these plans was $5,730, $4,899, $1,737 and $2,496 for the twelve months ended December 31, 2006 and 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004 and the seven months ended July 29, 2004, respectively.

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

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) was enacted in the United States. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of postretirement medical benefit plans such as the Company’s plan as long as the provided benefits are actuarially equivalent to Medicare Part D. In the second quarter of 2004, the FASB finalized guidance with respect to accounting for the effects of the Act issued in FASB Staff Position No. Financial Accounting Standard 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. As of December 31, 2004, the Company accounted for the effects of the Act in its measurement of its accumulated postretirement benefit obligation under purchase accounting and the effect of the offset to net periodic postretirement benefit costs. The Act reduced the Company’s accumulated postretirement benefit obligation as of December 31, 2005 by approximately $63,600, and its net periodic postretirement medical and life insurance benefit cost for twelve months ended December 31, 2006 and 2005 by approximately $5,000 and $4,100, respectively.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The Centers for Medicare and Medicaid Services (“CMS”) issued final regulations related to the Medicare Modernization Act (“MMA”) on January 21, 2005. The Company has elected to continue to provide primary prescription drug benefits to Medicare eligible participants and to apply for federal subsidy payments under the MMA beginning January 1, 2006. Federal subsidies recorded in 2006 were $1,608.

The following table provides components of net periodic benefit cost for the indicated fiscal periods:

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Service cost	$9,065	$7,248	$2,790	$4,039
Interest cost	30,112	29,759	11,605	17,501
Amortization of:
Prior service cost	—	—	—	348
Actuarial losses	121	—	—	7,703
Settlement charges	—	—	—	(4,086)

	39,298	37,007	14,395	25,505
Amounts allocated to discontinued operations	—	—	—	3,763

Total from continuing operations	$39,298	$37,007	$14,395	$29,268

The following tables set forth the plans’ benefit obligations, fair value of plan assets and funded status for the indicated fiscal periods:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
Change in benefit obligation:
Net benefit obligation at beginning of the period	$563,764	$483,051
Service cost	9,065	7,248
Interest cost	30,112	29,759
Actuarial (gain) loss	(30,736)	64,213
Benefits paid	(20,875)	(20,507)
Less: Federal Subsidy on benefits paid	1,333	—

Net benefit obligation at end of the period	$552,663	$563,764

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	20,875	20,507
Benefits paid	(20,875)	(20,507)

Fair value of plan assets at end of period	—	—

Funded status	(552,663)	(563,764)
Unrecognized net actuarial loss	—	79,644
Unrecognized prior service cost	—	—

Accrued benefit cost at measurement date	(552,663)	(484,120)
Expense accrued after measurement date	(9,825)	(8,644)
Employer contributions made after measurement date	4,440	4,882

Accrued benefit cost at end of year	(558,048)	(487,882)
Less: current portion	21,420	23,464

Noncurrent obligation	$(536,628)	$(464,418)

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The weighted-average assumptions used to determine the benefit obligation as of the end of each year were as follows:

	December 31,
	2006	2005
Discount rate	5.90%	5.60%
Rate of increase in future compensation	4.00%	4.00%
Measurement date	September 30, 2006	September 30, 2005

The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Discount rate	5.60%	6.00%	6.25%	6.25%
Rate of increase in future compensation	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets	N/A	N/A	N/A	N/A
Measurement date	September 30, 2005	September 30, 2004	July 30, 2004	September 30, 2003

The following presents information about the weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate):

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004

Health care cost trend rate assumed for the next year	9.00%	9.00%	8.00%	8.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2010	2010	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects as of and for the year ended December 31, 2006:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
Effect on total service and interest cost components	$6,567	$(5,285)
Effect on postretirement benefit obligation	79,799	(65,906)

The Company’s postretirement medical and life insurance plans are unfunded. For the twelve months ended December 31, 2006 and 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004 and for the seven months ended July 29, 2004, the Company paid $19,240, $20,157, $9,038 and $11,441, respectively, in postretirement medical and life insurance benefits.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following represents expected future benefit payments for the next ten years, which reflect expected future service, as appropriate, and the expected federal subsidy related to the Act:

	Pension Benefits	Other Postretirement Benefits	Expected Federal Subsidy
2007	$8,128	$23,050	$1,630
2008	8,040	25,198	1,826
2009	8,356	27,430	2,055
2010	10,791	29,886	2,270
2011	10,424	32,296	2,470
Years 2012–2016	84,919	196,578	15,891

	$130,658	$334,438	$26,142

The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) provides for the funding of medical and death benefits for certain retired members of the UMWA through premiums to be paid by assigned operators (former employers). The Company treats its obligations under the Coal Act as participation in a multi-employer plan and recognizes the expense as premiums are paid. Expense relative to premiums paid for the twelve months ended December 31, 2006 and 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004 and the seven months ended July 29, 2004 was $2,519, $1,809, $549 and $587, respectively. As required under the Coal Act, the Company’s obligation to pay retiree medical benefits to its UMWA retirees is secured by letters of credit in the amount of $23,418 as of December 31, 2006.

Other Employee Benefit Plans

The Company has a number of postemployment plans covering severance, disability income and continuation of health care and life insurance benefits for disabled employees. At December 31, 2006 and 2005, the discounted accumulated postemployment benefit liability for these plans consisted of a current amount of $1,110 and $1,234, respectively, included in Accrued expenses and other current liabilities (wages and employee benefits) and a noncurrent amount of $4,803 and $5,028, respectively, included in Other noncurrent liabilities.

The Company provides health care coverage for all of its employees under a number of plans. The Company is self-insured for the cost of these benefits. During the twelve months ended December 31, 2006 and 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004 and the seven months ended July 29, 2004, total claims expense of $36,798, $31,087, $12,808 and $15,919, respectively, was incurred, which represents the claims processed and an estimate for claims incurred but not reported.

Pneumoconiosis (Black Lung) Expense and Trust

The Company is self-insured with respect to black lung medical and disability benefits to its employees and their dependants under the Federal Coal Mine Health and Safety Act of 1969, as amended, and various state workers’ compensation statutes. The Company pays black lung benefits through the tax-exempt Foundation Coal Black Lung Benefits Trust (the “Trust”). Assets of the Trust are invested solely in United States Treasury Notes and Bonds.

The present value of accumulated black lung obligations is calculated annually by an independent actuary. This calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. These assumptions are derived from Company experience and credible outside sources.

Black lung expense is calculated using the service cost methodology of SFAS No. 106. Actuarial gains and losses and prior service costs are amortized over the remaining service lives of the active miners. The discount rate used to calculate the present value of accumulated benefits at December 31, 2006 is 5.9%. The assumed annual investment rate of return on the Trust assets is 4.50%. Benefits are assumed to increase at an annual rate of 3.50%.

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

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following tables set forth the accumulated black lung benefit obligations, fair value of plan assets and funded status for the indicated fiscal periods:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
Change in benefit obligation:
Benefit obligation at beginning of period	$23,637	$21,134
Service cost	706	494
Interest cost	1,314	1,240
Actuarial (gain) loss	(740)	2,394
Benefits paid	(1,884)	(1,625)

Benefit obligation at end of period	$23,033	$23,637

Change in fair value of plan assets:
Fair value of plan assets at beginning of period	$13,618	$15,157
Actual return on plan assets	405	86
Benefits and other payments	(1,884)	(1,625)

Fair value of plan assets at end of period	12,139	13,618

Funded status	(10,894)	(10,019)
Unrecognized net actuarial loss	—	4,220

Accrued benefit cost at measurement date	(10,894)	(5,799)
Expense accrued after measurement date	(411)	(407)

Accrued benefit cost at end of year	$(11,305)	$(6,206)

The following table provides components of net periodic benefit cost (credit) for the indicated fiscal periods:

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Service cost	$706	$494	$210	$309
Interest cost	1,314	1,240	519	752
Expected return on plan assets	(575)	(852)	(406)	(568)
Amortization of:
Transition asset	—	—	—	(148)
Prior service cost	—	—	—	79
Actuarial losses	198	352	—	319
Settlement of certain state obligations	—	—	—	—

Net periodic expense	1,643	1,234	323	743
Amounts allocated to discontinued operations	—	—	—	(13)

Total from continuing operations	$1,643	$1,234	$323	$730

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 15. Workers’ Compensation Benefits

The Company is largely self-insured for workers’ compensation claims. The liability for workers’ compensation claims is an actuarially determined estimate of the undiscounted ultimate losses to be incurred on such claims based on the Company’s experience, and includes a provision for incurred but not reported losses. Adjustments to the probable ultimate liability are made semi-annually based on subsequent developments and experience and are included in operations as they are determined. These obligations are secured by letters of credit in the amount of $36,649 and surety bonds in the amount of $9,574.

The liability for self-insured workers’ compensation benefits at December 31, 2006 and 2005 was $31,487 and $28,822, respectively, including a current portion of $8,140 and $8,297, respectively, which is included in Accrued expenses and other current liabilities. Workers’ compensation expense for the twelve months ended December 31, 2006 and 2005, for the period from April 23, 2004 (date of incorporation) through December 31, 2004 and the seven months ended July 29, 2004 was $13,259, $14,219, $6,374 and $10,383, respectively, and is included in Cost of coal sales in the Statements of Consolidated Operations and Comprehensive Income (Loss).

Note 16. Stock-Based Compensation

On July 30, 2004, FCL’s Board of Directors (the “Board”) adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan permits FCL to grant key employees, directors and consultants of the Company non-qualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards. The shares under the Plan may be issued at an exercise price of no less than 100% of the fair market value of the FCL’s common stock on the date of grant. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock. At December 31, 2006, 2,115,741 shares of FCL common stock were available for grant under the Plan.

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

The Company has two types of stock-based awards: restricted stock units and options. Total compensation related to the stock-based awards recognized in Selling, general and administrative expense for the twelve months ended December 31, 2006 was $2,765, consisting of $1,398 and $1,367 for restricted stock units and options, respectively. For the twelve months ended December 31, 2005, compensation expense of approximately $1,509 was recognized as a component of Selling, general and administrative expense for restricted stock units.

No expense related to options was charged against income in the prior periods as the Company elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123 and all options granted under the Plan have been at an exercise price equal to or greater than the Company’s estimate of the market value of the underlying stock on the date of grant. The fair market value of FCL’s common stock was estimated by the Board to be approximately $4.87 per share at the time of the grants. As FCL’s common stock was not then publicly traded, this fair market value was based on the per share price of FCL’s common stock paid at the time of the Acquisition, which was completed just prior to the grant of the options.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Pursuant to the adoption of this new accounting standard, the table below provides a summary of the effect of applying the provisions of SFAS No. 123(R) on the Company’s consolidated financial statements related to stock-based compensation for the twelve months ended December 31, 2006.

Twelve Months Ended December 31, 2006
(Unaudited)
Income before income tax expense	$(1,367)
Income tax expense	149

Net income	$(1,218)

SFAS No. 123(R) also requires that the excess tax benefit from stock-based awards be reflected in the Statements of Consolidated Cash Flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), this tax benefit would have been reflected as a cash inflow from operations. The excess tax benefit from stock-based awards was $9,486 and $342 during the twelve months ended December 31, 2006 and 2005, respectively.

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

Below is a summary of the key terms and methods of valuation for the Company’s stock-based compensation awards granted by FCL to employees of the Company:

Restricted Stock Units

At December 31, 2005, 180,948 restricted stock performance units (“performance units”) were outstanding. The units are earned ratably each December 31 over the vesting period upon achievement of certain annual performance targets. Performance targets related to specific tranches of these performance units are established prior to each annual reporting cycle. The units earned in each annual performance cycle vest subject to continued employment with the Company through the vesting dates, which occur through 2009, at which time shares of common stock of FCL equal to the number of performance units earned will be distributed. Also, at December 31, 2005, 15,000 restricted stock time units (“time units”) were outstanding. These time units vest subject to continued employment with the Company through the vesting date at which time shares of common stock of FCL will be distributed. The weighted-average grant-date fair value of restricted stock units granted in 2005 for which the measurement date had occurred at December 31, 2005 was $33.08 per unit.

During the twelve months ended December 31, 2006, the Company granted 248,884 performance units and 35,840 time units to certain key employees. These performance units are earned each December 31, contingent upon the achievement of certain annual performance targets. Performance targets related to specific tranches of these performance units are established prior to each annual reporting cycle. The units earned in each annual performance cycle vest subject to continued employment with the Company through the vesting dates, which occur through 2010, at which time shares of common stock of FCL equal to the number of performance units earned will be distributed. The time units vest over various periods through June 30, 2009.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following is a summary of the Company’s restricted stock unit activity during the twelve months ended December 31, 2006:

	Number of Shares	Weighted- Average Grant- Date Fair Value[1]
Restricted stock units outstanding at December 31, 2005	195,948	$33.13
Granted	284,724	$43.67
Vested	—	N/A
Forfeited	(41,273)	$36.76

Restricted stock units outstanding at December 31, 2006	439,399	$37.40

[1]	The weighted-average grant-date fair value reflects the value of restricted stock units for which the measurement date has occurred.

The grant date for each tranche of performance units is the date on which the annual performance targets are approved relating to such tranche (the “measurement date”). Compensation cost for each tranche is measured based upon the market price of FCL’s common stock at the measurement date. There are no market or performance conditions that could cause an employee to forfeit an award prior to the measurement date for each specific tranche. At December 31, 2006, the measurement date had not occurred for 233,114 performance units. Compensation expense is recognized ratably from the measurement date of each tranche through the vesting date at which time the number of shares of common stock of FCL which have been earned will be distributed.

Unrecognized compensation expense for time and performance units for which the measurement date has occurred is $5,824. These costs are expected to be recognized over a weighted-average period of 1.6 years. The amount of compensation expense related to performance units that will be recognized in future periods is determined by the achievement of performance targets.

Non-qualified Stock Options

On August 10, 2004, options to acquire 3,536,432 shares of FCL’s common stock were issued to eight members of senior management of the Company. No options were granted during 2006 or 2005. Of the total options granted, there were 982,343 options granted at an exercise price of $4.87 per share, which are subject to continued employment, vest and become exercisable on each December 31 beginning December 31, 2004 and ending on December 31, 2008. Additionally, there were 2,554,089 options granted at an exercise price of $8.53 per share, which are subject to continued employment, vest and become exercisable on the eighth anniversary of the date of grant and provide for partial accelerated vesting each calendar year through December 31, 2008 upon achievement of certain annual performance targets. During 2006 and 2005, respectively, 383,113 and 766,230 of the options granted at the $8.53 per-share exercise price vested on an accelerated basis as a result of achieving certain performance targets.

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

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following is a summary of all option activity during the twelve months ended December 31, 2006:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	3,491,244	$7.52
Granted	—	N/A
Exercised	(1,054,908)	$7.17
Forfeited	(144,589)	$7.60

Options outstanding at December 31, 2006	2,291,747	$7.68	$73,103

Exercisable at December 31, 2006	894,065	$7.80	$28,408
Expected to vest as of December 31, 2006	1,365,925	$7.28	$44,116

The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the twelve months ended December 31, 2006 and 2005 was $34,183 and $1,410, respectively.

During 2006, 579,582 options vested. The weighted-average grant-date fair value of options vested during 2006 was $2.48.

A summary of the Company’s options outstanding at December 31, 2006 follows:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted- average remaining life (yrs)	Weighted- average exercise price	Shares	Weighted- average exercise price
$ 4.87	534,147	7.6	$4.87	178,051	$4.87
$ 8.53	1,757,599	7.6	$8.53	716,014	$8.53

Total unrecognized compensation expense from options was $2,931 as of December 31, 2006, which is expected to be recognized over a weighted-average period of 2.8 years.

For the twelve months ended December 31, 2005 and for the period from April 23, 2004 (date of incorporation) through December 31, 2004), the Company applied the intrinsic value based method of accounting for options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, the Company’s net income would have been reduced to the following pro forma amounts as follows:

	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004
Net income as reported	$91,073	$14,064
Add: stock-based employee compensation expense recorded, net of tax	991	—
Deduct: pro forma stock-based employee compensation expense, net of tax	(2,486)	(687)

Pro forma net income	$89,578	$13,377

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

Note 17. Derivative Instruments and Hedging Activities

The Company’s initial objective for holding or issuing derivative instruments was to mitigate its exposure to interest rate risk. The Company’s strategy for minimizing interest rate exposure on variable rate debt is to lock into fixed rates of interest with pay-fixed, receive-variable interest rate swaps.

Successor

On September 30, 2004, the Company entered into pay-fixed, receive-variable interest rate swap agreements on a notional amount of $85,000. The term of these swaps was for three years. Under these swaps, the Company received a variable rate of three month US dollar LIBOR and paid a fixed rate of 3.26%. Settlement of interest payments occurred quarterly. The Company was required to enter into these swaps in order to maintain at least 50% of its outstanding debt at a fixed rate as required by the original facility. These swap agreements essentially converted $85,000 of the Company’s variable rate borrowings under the original facility to fixed rate borrowings for a three year period beginning September 30, 2004. The Company designated these interest rate swaps at inception as cash flow hedges of the variable interest payments due on $85,000 of its variable rate debt through September 2007 under SFAS No. 133. At December 31, 2005, the fair value of these swaps was $2,143 which was recorded in Other noncurrent assets and the offsetting unrealized gain of $964, net of tax expense, was recorded in Accumulated other comprehensive loss. In connection with the closing of the Senior Secured Credit Facility on July 7, 2006, the Company terminated the interest rate swaps. On the date the Company made the decision to terminate the interest rate swaps, the interest rate swaps no longer qualified for cash flow hedge accounting treatment and accordingly, any change in the market value of the interest rate swaps affects net income. On July 11, 2006, the Company monetized the $2,371 derivative asset included in Other noncurrent assets on the Consolidated Balance Sheets at June 30, 2006 and recognized a $112 mark-to-market loss on the swaps in Other income (expense). The $1,841 unrealized gain from the change in the market value of the interest rate swaps recorded in Accumulated other comprehensive loss is being amortized into income on a prorated basis over the remaining term of the original interest rate swap agreement through September 28, 2007, in accordance with SFAS No. 133 and related amendments. During the twelve months ended December 31, 2006, the Company amortized $727, which was recorded as an offset against Interest expense.

Predecessor

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

In connection with the definitive Stock Purchase Agreement for the sale of the RAG Colorado Business Unit entered into on February 29, 2004, the Predecessor notified the holders of the variable rate notes of their intention to repay the notes. Accordingly, the interest rate swaps no longer qualified for hedge accounting treatment and in the quarter ended March 31, 2004, the unrealized loss of $48,854 included in Accumulated other comprehensive income was recognized as a pre-tax charge included in net income. The Predecessor settled the interest rate swaps in April 2004. Between February 29, 2004 and April 27, 2004, mark-to-market gains on the interest rate swaps of $5,804 were included in Other income (expense). See Note 29.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 18. Fair Value of Financial Instruments

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

Prepaid SO2 allowances: SO2 allowances are purchased by the Company to satisfy coal sales contractual obligations. The fair value is estimated based on current market prices as of December 31, 2006 and 2005.

Long-term debt: The fair value of long-term debt is estimated based on a current market rate of interest offered to the Company for debt of similar maturities.

Interest rate swaps: The fair values of interest rate swap contracts were based on benchmark transactions entered into on terms substantially similar to those entered into by the Company. Based on these estimates as of December 31, 2005, the Company would have received $2,143 if its interest rate swaps were terminated. The Company terminated the interest rate swaps on July 7, 2006, as further described in Note 17.

The estimated fair values of financial instruments are as follows at:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Prepaid SO2 allowances	$2,052	$1,496	$1,204	$2,672
Long-term debt	626,625	643,244	635,000	638,857
Interest rate swaps	—	—	2,143	2,143

Note 19. Asset Retirement Obligations

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

The following table describes all changes to the Company’s asset retirement obligations from December 31, 2005 through December 31, 2006:

Asset retirement obligations, December 31, 2005	$116,154
Accretion expense	8,510
Liabilities incurred	1,814
Revisions in estimated cash flows	1,105
Liabilities settled	(2,567)

Asset retirement obligations, December 31, 2006	$125,016

The current portions of the asset retirement obligation liabilities of $2,940 and $4,376 at December 31, 2006 and 2005, respectively, are included in Accrued expenses and other current liabilities. See Note 11. The noncurrent portion of the Company’s asset retirement obligation liabilities of $122,076 and $111,778 at December 31, 2006 and 2005, respectively, are included in Other noncurrent liabilities. See Note 13. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2006 or 2005. At December 31, 2006, regulatory obligations for asset retirements are secured by surety bonds in the amount of $237,464. These surety bonds are partially collateralized by letters of credit issued by the Company.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 20. Income Taxes

Income taxes consisted of the following:

	Successor		Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Income tax (expense) benefit from continuing operations	$(4,106)	$(46,461)	$(13,600)	$51,824
Income tax (expense) from discontinued operations	—	—	—	(5,459)
Deferred benefit (expense) related to components of other comprehensive income	21,390	285	192	(16,890)
Tax benefit of cumulative effect of accounting change	21,142	—	—	—

	$38,426	$(46,176)	$(13,408)	$29,475

Income tax expense from continuing operations consisted of the following:

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Current federal tax (expense)	$(26,064)	$(15,520)	$(3,180)	$—
Current state tax (expense)	(3,424)	(4,196)	(224)	(34)

	(29,488)	(19,716)	(3,404)	(34)

Deferred federal tax benefit (expense)	15,477	(24,104)	(8,089)	49,434
Deferred state tax benefit (expense)	9,905	(2,641)	(2,107)	2,424

	25,382	(26,745)	(10,196)	51,858

Total income tax (expense) benefit	$(4,106)	$(46,461)	$(13,600)	$51,824

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The following is a reconciliation between the amount determined by applying the United States federal income tax rate of 35% to income before income taxes and the actual income tax expense:

	Successor		Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Federal statutory income tax (expense) benefit	$(13,188)	$(47,377)	$(9,827)	$49,845
Other (increase) decrease:
State income tax (expense), net of U. S. federal tax benefit	(684)	(4,444)	(2,366)	(2,089)
Excess percentage depletion	13,373	10,220	2,374	2,936
Expiration of net operating loss carryforwards	—	—	—	(35)
Change in valuation allowance	(7,624)	(6,469)	(3,022)	4,561
Difference in net operating loss carryforwards utilization	—	—	—	456
Effect of Medicare Prescription Drug, Improvement, and Modernization Act of 2003	1,770	2,273	—	—
Nondeductible expenses and other	1,296	(945)	(759)	(3,850)
Other permanent differences	951	281	—	—

Total income tax (expense) benefit	$(4,106)	$(46,461)	$(13,600)	$51,824

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following at:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards—State	$6,182	$1,936
Alternative minimum tax credit carryforwards	27,195	28,073
Postretirement benefits	247,916	213,243
Pension cost, net	18,474	19,007
Coal supply agreements, net	26,606	37,243
Reclamation and mine closure, net	14,341	9,313
Accrued expenses	10,353	14,227
Other	32,372	15,581

Total gross deferred tax assets	383,439	338,623
Less valuation allowance	(42,292)	(28,073)

Deferred tax assets, net of valuation allowance	$341,147	$310,550

	December 31,
	2006	2005
Deferred tax liabilities:
Plant and equipment	$(38,433)	$(48,069)
Coal reserves—leased and owned	(286,809)	(298,648)
Prepaid expenses	(6,045)	(25,160)
Other	(2,882)	(1,369)

Total gross deferred tax liabilities	(334,169)	(373,246)

Net deferred tax asset	$6,978	$(62,696)

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

The 2006 decrease in deferred tax liabilities specific to prepaid expenses primarily represents the change in accounting for overburden of $21,142.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management has established a valuation allowance of $42,292 and $28,073 at December 31, 2006 and December 31, 2005, respectively. The established valuation allowance primarily relates to alternative minimum tax credits which the Company does not believe that it will more likely than not be able to utilize. During 2006, the Company recorded a valuation allowance of $7,624 for the difference between the federal regular tax rate and alternative minimum tax rate attributable to the Company’s net deferred tax asset. Other changes in the valuation allowance were the result of recognizing the gross value of certain state deferred tax assets, including net operating losses, that required a valuation allowance.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2006 will be allocated as follows:

Income tax benefit	$21,452
Other noncurrent intangible assets	20,840

Total	$42,292

As of December 31, 2006, the Company has no federal net operating loss carryforwards and has $152,715 of state net operating loss carryforwards that primarily expire from 2015 to 2026.

State franchise tax expense for the twelve months ended December 31, 2006 and December 31, 2005 was $1,389 and $718 respectively. State franchise taxes are included in Cost of coal sales in the Statements of Consolidated Operations and Comprehensive Income (Loss).

Note 21. Stockholder Equity and Accumulated Other Comprehensive Loss

Stockholder Equity

The Company has 100 authorized shares of $0.01 par value common stock, all of which were outstanding at December 31, 2006 and 2005.

During the twelve months ended December 31, 2006, the Company paid cash dividends of $20,977 through FC 2 Corp. to FCL for payment of ordinary dividends to common shareholders of FCL and for the repurchase of common stock in accordance with a stock repurchase program authorized by the Board of Directors of FCL.

The Senior Secured Credit Facility currently limits cash available to pay dividends to $45,000 for any consecutive four-quarter period.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax, consisted of the following at:

	December 31,
	2006	2005
Minimum pension liability	$—	$(1,741)
Defined benefit pension, postretirement and other Company sponsored plans	(34,526)	—
Unrealized gain on interest rate swaps	1,114	964

Total	$(33,412)	$(777)

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 22. Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers. The Company operates only in the United States with mines in all of the major coal basins. The Company has four reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania, Central Appalachia, consisting of seven underground mines and two surface mines in southern West Virginia and the Powder River Basin, consisting of two surface mines in Wyoming. Other includes an underground mine in Illinois, centralized sales functions, corporate overhead, business development activities, expenses for closed mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on income (loss) from operations.

Successor

Operating segment results for the twelve months ended December 31, 2006 were as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$420,264	$540,873	$455,507	$53,677	$1,470,321
Income (loss) from operations	46,986	143,858	10,584	(102,121)	99,307
Depreciation, depletion and amortization	42,302	73,719	59,501	7,679	183,201
Amortization of coal supply agreements	14,443	(9,122)	(18,807)	364	(13,122)
Capital expenditures	28,361	64,374	48,805	45,677	187,217
Total assets	$497,956	$863,702	$469,616	$118,297	$1,949,571

Operating segment results for the twelve months ended December 31, 2005 were as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$327,595	$483,511	$416,976	$88,847	$1,316,929
Income (loss) from operations	23,564	174,555	49,624	(51,875)	195,868
Depreciation, depletion and amortization	67,869	77,942	57,786	7,589	211,186
Amortization of coal supply agreements	19,070	(57,084)	(42,047)	(4,842)	(84,903)
Capital expenditures	44,293	50,817	36,939	8,167	140,216
Total assets	$561,417	$896,965	$450,238	$99,491	$2,008,111

Operating segment results for the period from April 23, 2004 (date of incorporation) through December 31, 2004 were as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$140,237	$128,072	$122,050	$54,237	$444,596
Income (loss) from operations	3,454	49,421	21,829	(21,400)	53,304
Depreciation, depletion and amortization	32,604	27,315	21,948	2,976	84,843
Amortization of coal supply agreements	18,630	(47,534)	(35,393)	(2,941)	(67,238)
Capital expenditures	4,199	14,200	5,237	9,937	33,573
Total assets	$617,009	$900,954	$432,949	$149,048	$2,099,960

Predecessor

Operating segment results for the seven months ended July 29, 2004 were as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Revenues	$179,758	$160,562	$159,004	$51,711	$551,035
Income (loss) from operations	30,748	(10,368)	(9,797)	(45,473)	(34,890)
Depreciation, depletion and amortization	10,918	27,864	18,761	3,693	61,236
Amortization of coal supply agreements	7,521	391	—	925	8,837
Capital expenditures	$11,483	$26,519	$12,248	$2,445	$52,695

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Reconciliation of segment income from operations to consolidated income (loss) before income tax expense is as follows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Total segment income (loss) from operations	$99,307	$195,868	$53,304	$(34,890)
Interest expense	(64,525)	(59,495)	(26,677)	(18,010)
Loss on termination of hedge accounting for interest rate swaps	—	—	—	(48,854)
Contract settlement	—	—	—	(26,015)
Loss on early debt extinguishment	—	—	—	(21,724)
Mark-to-market (loss) gain on interest rate swaps	(112)	—	530	5,804
Interest income	3,010	1,161	507	1,274

Income (loss) before income tax expense	$37,680	$137,534	$27,664	$(142,415)

Note 23. Related Party Transactions

Successor

Prior to the in-kind distribution made by First Reserve on January 24, 2006 and the sale of common shares of the Public Parent completed by First Reserve and AMCI III on September 19, 2005, Alpha Coal Sales, LLC was related to the Company through indirect common ownership. First Reserve and AMCI III beneficially own a controlling interest in the parent entity of Alpha Coal Sales, LLC. Coal sales to this affiliate during 2005 and 2004 totaled $27,870 and $9,704, respectively. The Company further had trade receivables of $2,827 at December 31, 2005.

On September 14, 2005, First Reserve, AMCI IIII, the Company’s Public Parent and certain other shareholders entered into an underwriting agreement with Morgan Stanley & Co. Incorporated as representative of several underwriters (the “Underwriters”) providing for the sale of by First Reserve and AMCI III of 4,250,000 and 1,500,000 shares of common stock, respectively, to the Underwriters. On September 19, 2005, First Reserve and AMCI III completed the sale of these shares of common stock in a public offering. As a result, First Reserve and AMCI III’s ownership interests in the Company’s Public Parent were reduced to less than nine percent and three percent, respectively.

On October 26, 2005, Hans J. Mende, AMCI III’s president, resigned from the Board. Mr. Mende was one of First Reserve’s designees to the Board pursuant to the stockholders’ agreement among the Company’s Public Parent, affiliates of Blackstone, First Reserve, AMCI III and other identified parties.

On January 24, 2006, 4,154,045 shares of common stock of the Company’s Public Parent were distributed by First Reserve to First Reserve’s limited and other partners. The 4,154,045 shares that were distributed represented all of the remaining shares of the Company’s Public Parent owned by First Reserve.

Predecessor

The Company purchases longwall mining equipment for its underground mines, along with related repair parts and services, from DBT America, Inc. which is a wholly owned subsidiary of RAG Coal International AG, the parent of the Predecessor. Such purchases are made on a competitive basis and management believes the transactions were concluded on similar terms to those prevailing among unaffiliated parties. During the seven months ended July 29, 2004, purchases from DBT America, Inc. totaled $11,138, including capital equipment purchases of $9,391. During 2004, the Company sold land and a building to DBT America, Inc. from one of the closed operations for $600.

CoalARBED International Trading (a general partnership), RAG Trading Americas Corporation and RAG Verkauf are related to the Company through indirect common ownership. Coal sales to these affiliates totaled $13,358 for the seven months ended July 29, 2004.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Riverton Coal Production collected $200 in 2004 from RAG Coal International AG pursuant to an agreement to reimburse premiums paid to the UMWA Combined Benefit Fund. The agreement ended July 29, 2004.

Related party affiliation with the aforementioned entities ceased at the Acquisition date of July 29, 2004.

Note 24. Lease and Mineral Royalty Obligations

Certain of the Company’s mineral leases require minimum annual royalty payments, whereas others require royalty payments only at the time of production or shipment. A substantial amount of the coal mined by the Company is produced from reserves leased from the owner of the coal. The Company leases office facilities, equipment and land under certain operating lease agreements that expire through 2011 and have various renewal options.

Accrued minimum royalties that are not recoverable from future coal production consisted of the following at:

	December 31,
	2006	2005
Minimum future royalties	$—	$1,000
Less imputed interest at 7.00%	—	(11)

Present value of future payments	—	989
Less current portion	—	(989)

	$—	$—

Minimum future rental commitments under noncancelable leases are set forth in the table below:

Year Ended December 31,	Operating Leases
2007	$3,207
2008	2,629
2009	2,627
2010	1,792
2011	1,111
Thereafter	4,970

Total payments	$16,336

Rent expense and mineral royalties charged to Cost of coal sales were as follows:

	Successor		Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004
Rent expense	$11,486	$11,176	$3,606	$6,761
Mineral royalties	59,667	58,423	23,082	30,030

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 25. Other Revenues

Other revenues and income consisted of the following:

	Successor		Predecessor
	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004	Seven Months Ended July 29, 2004

Other revenue:
Coal sales contract settlements	$(238)	$(2,028)	$(2,176)	$(1,296)
Royalty income	6,377	3,958	2,433	1,696
Synfuel fees	6,444	7,259	1,938	2,281
Coalbed methane	3,730	6,265	3,543	1,338
Transloading and plant processing fees	3,081	2,855	933	867
Natural gas	780	942	346	301
Gain (loss) on disposition of assets and subsidiaries	876	666	(405)	960
Other	9,109	4,601	1,949	6

Total other revenue	$30,159	$24,518	$8,561	$6,153

Note 26. Closed Mining Locations

The Company owns five mining locations that were closed in prior years due to geologic conditions or depletion of economic reserves. All these locations are currently in final reclamation at varying stages. Carrying values, which have been adjusted to fair value less costs to sell, include amounts for land and equipment of $2,108 and $2,694 as of December 31, 2006 and 2005, respectively. Timing of the sales for this land and equipment will depend on completion of reclamation and subsequent regulatory release and real estate and used equipment markets. These amounts are included in Owned surface lands and Plant, equipment and mine development costs, net.

Note 27. Concentration of Credit Risk and Major Customers

The Company markets its coal principally to electric utilities in the United States. As of December 31, 2006 and 2005, trade accounts receivable from electric utilities totaled approximately $95,905 and $91,700, respectively. Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Credit losses are provided for in the consolidated financial statements and historically have been minimal. The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. The prices for some multi-year contracts are adjusted based on economic indices or the contract may include year-to-year specified price changes. Quantities sold under some contracts may vary annually within certain limits at the option of the customer. For the twelve months ended December 31, 2006, the Company’s 10 largest customers accounted for approximately 49% of total coal sales with the largest customer being approximately 10%. The Northern Appalachia, Central Appalachia and Powder River Basin segments all reported revenue from the largest customer. For the twelve months ended December 31, 2005, the Company’s 10 largest customers accounted for approximately 53% of total coal sales with the largest customer being approximately 14%. For Successor and Predecessor periods in 2004, the Company’s 10 largest customers accounted for approximately 56% of total coal sales with the largest customer being approximately 9%.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 28. Commitments and Contingencies

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

Asset Retirement Obligations (formerly Reclamation and Mine Closure)

At December 31, 2006, the Company’s accruals for reclamation and mine closure totaled $125,016. The portion of the costs expected to be incurred within a year of $2,940 at December 31, 2006 is included in Accrued expenses and other current liabilities. At December 31, 2006, these regulatory obligations are secured by surety bonds in the amount of $237,464. These surety bonds are partially collateralized by letters of credit issued by the Company.

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

Sales Commitments

A subsidiary of the Company has a contract to sell coal to a merchant power plant that it historically has supplied by purchasing coal from independent producers. The sales contract extends through 2019, with quarterly index price adjustments and market price re-openers every three years. During 2006, 2005 and 2004, the Company satisfied this contract from its own production and purchased coal.

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

In March 2005 the three-judge panel issued a scheduling order indicating that six different trials will be held, one for each watershed impacted. Each trial will be held in two phases with the liability phase being held first, and then a damages phase. The first trial commenced in March 2006. This trial related to flooding in the Upper Guyandotte River watershed in which the Company’s affiliates have operations. In April 2006, and prior to the matter being submitted to the jury, the Company’s affiliates named as defendants and the respective insurance carriers, settled the matter. The settlement covers all remaining affiliated entities with operations in all of the affected watersheds and applies to claims brought by the settling Plaintiffs and arising out of flood events in 2001 and 2002 and thereafter. The settlement amount does not have a material adverse impact on the Company’s consolidated financial condition, consolidated results of operations or consolidated cash flows. Similar suits may be filed by other individuals in the future based on other weather events.

Extensive regulation of the impacts of mining on the environment and related litigation has had and may have a significant effect on the Company’s costs of production and results of operations. Further regulations, legislation or litigation may also cause the Company’s sales or profitability to decline by hindering the Company’s ability to continue mining operations or by increasing costs.

Other Uncertainties

The Company is in the process of replacing its enterprise software that it uses for financial reporting and controls, equipment maintenance and materials management. Management estimates that the current enterprise software will cease to properly process information during the latter part of the second quarter of 2007. The Company expects to implement its new enterprise software system during the second quarter of 2007. Although management believes that the implementation of the new enterprise software will be successfully completed prior to the processing stoppage under the current enterprise software, there can be no assurance in this regard. If the enterprise system replacement is not successfully implemented in a timely manner, as discussed above, the Company will have to rely upon manual transaction and reporting processes that have not been planned, designed or tested.

Legal Proceedings

The Company is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations or consolidated cash flows.

Letters of Credit

At December 31, 2006, the Company had $168,824 of letters of credit outstanding under its revolving credit facility.

Note 29. Discontinued Operations

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

Historically the Predecessor has not allocated interest expense to its operating units. In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, the Company allocated a portion of its consolidated interest expense to discontinued operations of the Colorado Business Unit. This allocation was based upon the proportion of the net assets of the discontinued operation in relation to total consolidated assets. Interest allocated for the periods presented was $643 for the period January 1, 2004 through July 29, 2004.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Summarized operating information of the Predecessor’s discontinued operations of the Colorado Business Unit is as follows:

Seven Months Ended July 29, 2004
(Unaudited)
Revenues	$46,335

Income before income taxes	$28,524
Income tax expense	(5,459)

Net income	$23,065

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

Note 30. Unaudited Supplementary Data

Quarterly Data

The following is a summary of selected quarterly financial information (unaudited):

	2006
	Three Months Ended December 31,	Three Months Ended September 30,		Three Months Ended June 30,	Three Months Ended March 31,
Revenues	$353,789	$354,120		$367,087	$395,325
(Loss) income from operations	$(12,647)[1]	$20,428		$38,070	$53,456
Net (loss) income	$(21,328)	$178	[2]	$22,455	$32,269

[1]

In the fourth quarter of 2006, the Company recognized a $29,372 pre-tax asset impairment charge to write-down the carrying value of certain assets at its Wabash mine and recognized a $1,410 pre-tax write-off of prepaid mining royalties at the Central Appalachia business unit. See Note 5.

[2]	In the third quarter of 2006, the Company recorded a pre-tax write-off of $9,209 for unamortized deferred financing costs associated with the completion of the new facility, as described in Note 12.

	2005
	Three Months Ended December 31,		Three Months Ended September 30,	Three Months Ended June 30,	Three Months Ended March 31,
Revenues	$340,635		$341,310	$329,478	$305,506
Income from operations	$50,788	[1]	$50,045	$47,651	$45,389
Net income	$29,174		$22,474	$20,383	$19,042

[1]	In the fourth quarter of 2005, the Company recorded a $1,633 pre-tax write-down of development costs at the Company’s Northern Appalachia business unit. See Note 5.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Note 31. Supplemental Guarantor and Non-Guarantor Financial Information

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

Supplemental Condensed Consolidating Balance Sheet

December 31, 2006

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,655	$—	$56	$—	$33,711
Trade accounts receivable	—	—	119,603	—	119,603
Inventories, net	—	—	36,771	—	36,771
Deferred income taxes	448	417	14,660	—	15,525
Prepaid expenses	4,899	833	25,058	—	30,790
Other current assets	1,330	—	2,909	—	4,239

Total current assets	40,332	1,250	199,057	—	240,639
Owned surface lands	—	—	30,388	—	30,388
Plant, equipment and mine development costs, net	24,782	—	601,452	—	626,234
Owned and leased mineral rights, net	—	—	1,003,804	—	1,003,804
Coal supply agreements, net	(1,317)	—	32,660	—	31,343
Other noncurrent assets	528,223	452,500	896,697	(1,860,257)	17,163

Total assets	$592,020	$453,750	$2,764,058	$(1,860,257)	$1,949,571

LIABILITIES
Current liabilities:
Trade accounts payable	$2,895	$—	$38,689	$—	$41,584
Accrued expenses and other current liabilities	8,543	9,821	143,650	—	162,014

Total current liabilities	11,438	9,821	182,339	—	203,598
Long-term debt	—	626,625	—	—	626,625
Deferred income taxes	(164,419)	100,510	72,456	—	8,547
Coal supply agreements, net	—	—	24,223	—	24,223
Postretirement benefits	1,003	—	535,625	—	536,628
Other noncurrent liabilities	446,468	(354,495)	1,022,659	(862,212)	252,420

Total liabilities	294,490	382,461	1,837,302	(862,212)	1,652,041

STOCKHOLDER EQUITY
Stockholder equity	297,530	71,289	926,756	(998,045)	297,530

Total liabilities and stockholder equity	$592,020	$453,750	$2,764,058	$(1,860,257)	$1,949,571

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

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidating Statement of Operations

For the Twelve Months Ended December 31, 2006

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$92	$—	$1,470,229	$—	$1,470,321
Costs and expenses:
Cost of sales (excludes depreciation, depletion and amortization)	—	802	1,110,120	—	1,110,922
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	30,783	—	19,938	—	50,721
Accretion on asset retirement obligation	—	—	8,510	—	8,510
Depreciation, depletion and amortization	1,421	—	181,780	—	183,201
Amortization of coal supply agreements	—	—	(13,122)	—	(13,122)
Write-down of long-lived assets	—	—	30,782	—	30,782

(Loss) income from operations	(32,112)	(802)	132,221	—	99,307
Other income (expense):
Interest expense	(25,786)	(25,956)	(12,783)	—	(64,525)
Mark-to-market loss on interest rate swaps	—	(112)	—	—	(112)
Interest income	2,803	—	207	—	3,010

(Loss) income from operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(55,095)	(26,870)	119,645	—	37,680
Income tax (expense) benefit	(21,520)	—	17,414	—	(4,106)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	110,189	129,309	—	(239,498)	—

Net income (loss)	$33,574	$102,439	$137,059	$(239,498)	$33,574

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidating Statement of Operations

For the Twelve Months Ended December 31, 2005

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$(6)	$—	$1,316,935	$—	$1,316,929
Costs and expenses:
Cost of sales (excludes depreciation, depletion and amortization)	300	70	935,831	—	936,201
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	32,899	—	15,538	—	48,437
Accretion on asset retirement obligation	—	—	8,507	—	8,507
Depreciation, depletion and amortization	459	—	210,727	—	211,186
Amortization of coal supply agreements	—	—	(84,903)	—	(84,903)
Write-down of long-lived asset	—	—	1,633	—	1,633

(Loss) income from operations	(33,664)	(70)	229,602	—	195,868
Other income (expense):
Interest expense	(6,139)	(26,985)	(26,371)	—	(59,495)
Interest income	656	—	505	—	1,161

(Loss) income from operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(39,147)	(27,055)	203,736	—	137,534
Income tax expense	(42,265)	(3,258)[1]	(938)	—	(46,461)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	172,485	156,102	—	(328,587)	—

Net income (loss)	$91,073	$125,789	$202,798	$(328,587)	$91,073

[1]

Represents tax expense of Issuer for the period January 1, 2005 through July 31, 2005. In August 2005, Foundation American Coal Holding and the Issuer were merged with newly created single member limited liability companies. As a result of the mergers, the entities were effectively liquidated into the Public Parent, pursuant to Internal Revenue Code Section 332 for both federal and state tax purposes. Subsequent to the mergers, the income/(loss) and related apportionment factors of these entities were combined with FCC and are included in the income tax expense of FCC.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidating Statement of Operations

For the Period From April 23, 2004 (date of incorporation) Through December 31, 2004

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$155	$—	$444,596	$(155)	$444,596
Costs and expenses:
Cost of sales (excludes depreciation, depletion and amortization)	—	125	345,666	—	345,791
Selling, general and administrative expense (excludes depreciation, depletion and amortization)	355	1	24,240	—	24,596
Accretion on asset retirement obligation	—	—	3,300	—	3,300
Depreciation, depletion and amortization	—	—	84,843	—	84,843
Amortization of coal supply agreements	—	—	(67,237)	—	(67,237)

(Loss) income from operations	(200)	(126)	53,784	(155)	53,303
Other income (expense):
Interest expense	—	(21,478)	(5,198)	—	(26,676)
Mark-to-market gain on interest rate swaps	—	530	—	—	530
Interest income	278	5,918	507	(6,196)	507

Income (loss) from operations before income taxes and equity in earnings of investments in Issuer and Guarantor Subsidiaries	78	(15,156)	49,093	(6,351)	27,664
Income tax benefit (expense)	—	10,219	(23,819)	—	(13,600)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	13,986	46,055	—	(60,041)	—

Net income (loss)	$14,064	$41,118	$25,274	$(66,392)	$14,064

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidating Statements of Cash Flows

Twelve Months Ended December 31, 2006

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$37,380	$10,573	$177,701	$225,654
Investing activities:
Purchases of property, plant, equipment and mine development costs	(22,206)	—	(165,011)	(187,217)
Purchases of mining assets	—	—	(14,661)	(14,661)
Proceeds from disposition of property, plant and equipment	—	—	2,010	2,010

Net cash used in investing activities	(22,206)	—	(177,662)	(199,868)

Financing activities:
Payment of cash dividends to Public Parent	(20,977)	—	—	(20,977)
Capital contributions from Public Parent	7,565	—	—	7,565
Interest rate swap termination	—	2,259	—	2,259
Payment of deferred financing costs	—	(4,457)	—	(4,457)
Repayment of long-term debt	—	(8,375)	—	(8,375)
Excess tax benefit from stock-based awards	9,486	—	—	9,486

Net cash used in financing activities	(3,926)	(10,573)	—	(14,499)

Net increase in cash and cash equivalents	11,248	—	39	11,287
Cash and cash equivalents at beginning of period	22,407	—	17	22,424

Cash and cash equivalents at end of period	$33,655	$—	$56	$33,711

Twelve Months Ended December 31, 2005

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$24,697	$50,000	$103,122	$177,819

Investing activities:
Purchases of property, plant and equipment	—	—	(140,216)	(140,216)
Proceeds from disposition of property, plant and equipment	—	—	9,778	9,778

Net cash used in investing activities	—	—	(130,438)	(130,438)

Financing activities:
Proceeds from revolving credit facility	—	76,000	—	76,000
Repayment of revolving credit facility	—	(76,000)	—	(76,000)
Repayment of long-term debt	—	(50,000)		(50,000)

Net cash used in financing activities	—	(50,000)	—	(50,000)

Net increase (decrease) in cash and cash equivalents	24,697	—	(27,316)	(2,619)
Cash and cash equivalents at beginning of period	(2,290)	—	27,333	25,043

Cash and cash equivalents at end of period	$22,407	$—	$17	$22,424

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands, except per share data)

Supplemental Condensed Consolidating Statement of Cash Flows

For the Period from April 23, 2004 (date of incorporation) through December 31, 2004

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(48,283)	$52,483	$57,493	$61,693

Investing activities:
Acquisition of RAG American Coal Holding, Inc., net of cash acquired	(196,000)	(708,910)	—	(904,910)
Purchases of property, plant, equipment and mine development costs	—	—	(33,573)	(33,573)
Proceeds from disposition of property, plant and equipment	—	—	3,551	3,551

Net cash used in investing activities	(196,000)	(708,910)	(30,022)	(934,932)

Financing activities:
Capital contributions from Public Parent	241,993	—	—	241,993
Proceeds from issuance of long-term debt	—	770,000	—	770,000
Repayment of long-term debt	—	(85,000)	(138)	(85,138)
Payment of deferred financing costs	—	(28,573)	—	(28,573)
Proceeds from revolving credit facility	—	60,000	—	—
Repayment of revolving credit facility	—	(60,000)	—	—

Net cash provided (used in) by financing activities	241,993	656,427	(138)	898,282

Net (decrease) increase in cash and cash equivalents	(2,290)	—	27,333	25,043
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$(2,290)	$—	$27,333	$25,043

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

During the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and are designed to (a) ensure that information required to be disclosed by us in reports we file or submit under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (b) ensure that information required to be disclosed by us in reports filed or submitted under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or that is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted.

ITEM 11.	EXECUTIVE COMPENSATION.

Omitted.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees of Independent Registered Public Accounting Firm

For work performed in regard to fiscal years 2006 and 2005, the Company paid Ernst & Young, LLP the following fees for services, as categorized:

	Fiscal 2006 (in millions)	Fiscal 2005 (in millions)

Audit fees(1)	$1.8	$2.3
Audit-related fees(2)	0.1	0.1
Tax fees(3)	—	—
All other fees(4)	—	—

(1)

For Fiscal Years 2006 and 2005, includes fees for audit services relating to the annual audit of the Company’s consolidated financial statements, the audit of management’s assessment of internal control over financial reporting for FCL and the effectiveness of internal control over financial reporting for FCL, audits of stand alone financial statements of certain subsidiaries, quarterly reviews, accounting consultations, registration statements and assistance with and review of documents filed with the United States Securities and Exchange Commission.

(2)	For Fiscal Years 2006 and 2005, includes fees for employee benefit plan audits.
(3)	There were no tax fees incurred.
(4)	There were no other fees incurred.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

15(a)(1) Consolidated Financial Statements

The financial statements filed as part of this report are included in the Index to the Financial Statements under ITEM 8 of this Annual Report on Form 10-K.

15(a)(2) Financial Statement Schedules

Except as set forth below, all other schedules are omitted because they are not required or because the information is provided elsewhere in the consolidated financial statements and Notes thereto.

Foundation Coal Corporation and Subsidiaries

(An Indirect Wholly Owned Subsidiary of Foundation Coal Holdings, Inc.)

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions[1]	Other	Balance at End of Period
	(In thousands)
Successor:
Twelve Months Ended December 31, 2006
Reserves deducted from asset accounts:
Reserve for material and supplies[2]	$8,038	$—	$(2,938)	$—	$5,100
Valuation allowance for deferred tax assets[4]	28,073	7,624	—	6,595	42,292
Allowance for note receivables	118	—	(88)	—	30
Twelve Months Ended December 31, 2005
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$217	$—	$(217)	$—	$—
Reserve for material and supplies[2]	7,656	382	—	—	8,038
Valuation allowance for deferred tax assets[3]	10,574	6,469	—	11,030	28,073
Allowance for note receivables	118	—	—	—	118
For the Period From April 23, 2004 (date of incorporation) through December 31, 2004
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$547	$—	$(330)	$—	$217
Reserve for material and supplies[2]	7,768	(112)	—	—	7,656
Valuation allowance for deferred tax assets[3]	7,552	3,022	—	—	10,574
Allowance for long-term note receivables	118	—	—	—	118
Predecessor
Period From January 1, 2004 Through July 29, 2004
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$575	$—	$(28)	$—	$547
Reserve for material and supplies[2]	7,753	15	—	—	7,768
Valuation allowance for deferred tax assets[3]	5,643	(4,561)	—	—	1,082
Allowance for long-term note receivables	118	—	—	—	118

[1]	Reserves utilized
[2]	Net change in reserve for obsolescence based on carrying value of the material and supplies inventory and the length of time the items are maintained in the inventory.
[3]

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

[4]

During 2006, the Company recorded a valuation allowance of $7,624 for the difference between the federal regular tax rate and alternative minimum tax rate attributable to the Company’s net deferred tax asset. Other changes in the valuation allowance were the result of recognizing the gross value of certain state deferred tax assets, including net operating losses, that required a valuation allowance.

15(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of May 24, 2004, between RAG Coal International AG and the Company (formerly known as American Coal Acquisition Corp.), previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

2.2	Agreement and Plan of Merger, dated as of August 9, 2004, between Foundation Coal Holdings, LLC and Foundation Coal Holdings, Inc., previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

3.1	Form of Third Amended and Restated Certificate of Incorporation of Foundation Coal Holdings, Inc., previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-Q on August 9, 2006 and incorporated by reference.

3.2	Form of Amended and Restated By-laws of Foundation Coal Holdings, Inc., previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on May 22, 2006, and incorporated by reference.

4.1	Form of certificate of Foundation Coal Holdings, Inc.’s common stock, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

4.2	Amended and Restated Stockholders Agreement, dated as of October 4, 2004, by and among Foundation Coal Holdings, Inc., Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC and the management stockholders parties thereto, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

4.2.1	Termination Agreement, dated as of February 6, 2006, by and among Foundation Coal Holdings, Inc., Blackstone FCH Capital Partners IV, L.P., Blackstone Family Investment Partnership IV-A L.P., First Reserve Fund IX, L.P., AMCI Acquisition, LLC (nka AMCI Acquisition III, LLC), and the management stockholders parties thereto, terminating the Amended and Restated Stockholders Agreement dated as of October 4, 2004, by and among the same parties, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on February 23, 2006 and incorporated by reference.

10.1	Credit Agreement dated as of July 30, 2004, as amended and restated as of July 7, 2006 by and among the Company, Foundation PA Coal Company, LLC, the Lenders named therein and Citicorp North America, Inc. as Administrative Agent and Collateral Agent and the Issuing Banks and other agents party thereto, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on July 13, 2006, and incorporated by reference.

10.2	Guarantee and Collateral Agreement, dated as of July 30, 2004, among FC 2 Corp., the Company, Foundation PA Coal Company (nka Foundation PA Coal Company, LLC) as Borrower, the Subsidiary Parties party thereto and Citicorp North America, Inc., as Collateral Agent, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

10.3	Registration Rights Agreement dated as of July 30, 2004, by and between Foundation Coal Holdings, LLC., a Delaware limited liability company, the Sponsor Stockholders, the Investor Stockholders and the Management Stockholders and any other Person that shall from and after the date hereof acquire or otherwise be the transferee, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

10.3.1	Supplement Number 1 dated as of September 2, 2005, to the Guarantee and Collateral Agreement dated as of July 30, 2004, among FC 2 Corp., the Company, Foundation PA Coal Company, LLC as Borrower, the Subsidiary Parties thereto and Citicorp North America, Inc. as Collateral Agent, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-Q on November 14, 2005 and incorporated by reference.

Exhibit No.	Description of Exhibit
10.4	Senior Notes Indenture, dated as of July 30, 2004, among Foundation PA Coal Company (nka Foundation PA Coal Company, LLC), the Guarantors named therein and The Bank of New York, as Trustee, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference.

10.4.1	Supplemental Indenture dated as of September 6, 2005 among Foundation Mining LP, a subsidiary of the Company, Foundation PA Coal Company, LLC and The Bank of New York, as Trustee, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-Q on November 14, 2005 and incorporated by reference.

10.5	Foundation Coal Holdings, Inc.’s 2004 Stock Incentive Plan, as amended and restated December 14, 2006, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.6	Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and James F. Roberts, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference.

10.6.1	Amendment Number 1, dated January 3, 2007, to Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and James F. Roberts, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.7	Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and Frank J. Wood, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference.

10.7.1	Amendment Number 1, dated January 3, 2007, to Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and Frank J. Wood, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.8	Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and James J. Bryja, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference.

10.8.1	Amendment Number 1, dated January 3, 2007, to Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and James J. Bryja, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.9	Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and Kurt D. Kost, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference.

10.9.1	Amendment Number 1, dated January 3, 2007, to Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and Kurt D. Kost, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.10	Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and Greg A. Walker, previously filed as an exhibit to Foundation Coal Holdings’ Inc.’s Form 8-K on March 14, 2006 and incorporated by reference.

10.10.1	Amendment Number 1, dated January 3, 2007, to Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and Greg A. Walker, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.11	Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and Klaus-Dieter Beck, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference.

10.11.1	Amendment Number 1, dated January 3, 2007, to Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and Klaus-Dieter Beck, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.12	Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and James A. Olsen, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference.

Exhibit No.	Description of Exhibit
10.12.1	Amendment Number 1, dated January 3, 2007, to Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and James A. Olsen, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.13	Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and Michael R. Peelish, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on March 14, 2006 and incorporated by reference.

10.13.1	Amendment Number 1, dated January 3, 2007, to Amended and Restated Employment Agreement, dated March 13, 2006, by and between the Company and Michael R. Peelish, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.14	Federal Coal Lease WYW-0317682: Belle Ayr Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.15	Federal Coal Lease WYW-78629: Belle Ayr Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.16	Federal Coal Lease WYW-80954: Belle Ayr Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.17	Federal Coal Lease WYW-0313773: Eagle Butte Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.18	Federal Coal Lease WYW-78631: Eagle Butte Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.19	Federal Coal Lease WYW-124783: Eagle Butte Mine, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-118427) and incorporated by reference

10.20	Form of Independent Directors Initial Restricted Stock Agreement, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.21	Form of Independent Directors Annual Restricted Stock Agreement, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

10.22	Form of Executive Officer Non-Qualified Stock Option Agreement, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-Q on November 14, 2005, and incorporated by reference

10.22.1	Form of Amendment Number 1 to Executive Officer Non-Qualified Stock Option Agreement, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-Q on November 14, 2005, and incorporated by reference.

10.23	Restricted Stock Unit Agreement dated as of March 18, 2005 by and between Foundation Coal Holdings, Inc. and Kurt D. Kost, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on December 12, 2005 and incorporated by reference.

10.24	Restricted Stock Unit Agreement dated as of December 7, 2005 by and between Foundation Coal Holdings, Inc. and Kurt D. Kost, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on December 12, 2005 and incorporated by reference.

10.25.1	Restricted Stock Unit Agreement dated as of February 28, 2006, by and between Foundation Coal Holdings, Inc. and Allen S. Pack, Jr., previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on May 23, 2006, and incorporated by reference.

10.25.2	Restricted Stock Unit Agreement dated as of March 18, 2005, by and between Foundation Coal Holdings, Inc. and Allen S. Pack, Jr., previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on May 23, 2006, and incorporated by reference.

10.25.3	Restricted Stock Unit Agreement dated as of July 1, 2006 by and between Foundation Coal Holdings, Inc. and Allen S. Pack, Jr., previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on July 7, 2006, and incorporated by reference.

10.25.4	Amended and Restated Employment Agreement dated as of September 27, 2006, by and between the Company and Allen S. Pack, Jr., previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 8-K on October 2, 2006, and incorporated by reference.

Exhibit No.	Description of Exhibit
10.25.4.1	Amendment Number 1, dated January 3, 2007, to Amended and Restated Employment Agreement, dated September 27, 2006, by and between the Company and Allen S. Pack, Jr, previously filed as an exhibit to Foundation Coal Holdings, Inc.’s Form 10-K on March 1, 2007 and incorporated by reference.

12.1*	Statement re Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries, previously filed as an exhibit to the Foundation Coal Holdings, Inc.’s Registration Statement on Form S-1A (File No. 333-127848) on September 7, 2005, and incorporated by reference.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of periodic report by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of periodic report by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of periodic report by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of periodic report by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 2007	FOUNDATION COAL CORPORATION
(Registrant)

Name	Title

/s/ JAMES F. ROBERTS James F. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ FRANK J. WOOD Frank J. Wood	Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ JAMES L. ANDERSON JR. James L. Anderson Jr.	Corporate Controller and Director