Form 10-Q
period 2008-09-30
Foundation Coal CORP
filed 2008-11-14
CIK 1310023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Act).    Yes  ☐    No  ☒

The Registrant’s common equity is not publicly traded. The common stock of Foundation Coal Holdings, Inc., the Registrant’s public parent, began trading on the New York Stock Exchange on December 9, 2004. There were 44,555,825 shares of Foundation Coal Holdings, Inc. common stock outstanding on October 31, 2008. There were 100 shares of Foundation Coal Corporation common stock outstanding on October 31, 2008, all held by its parent, FC 2 Corp., which are not publicly traded.

PART I – FINANCIAL INFORMATION

Unless the context otherwise indicates, as used in this Form 10-Q the terms “we,” “our,” “us” and similar terms refer to Foundation Coal Corporation and its consolidated subsidiaries. Foundation Coal Corporation is an indirect wholly owned subsidiary of Foundation Coal Holdings, Inc. For purposes of this filing, Foundation Coal Holdings, Inc. is referred to as the “Public Parent”.

ITEM 1.	FINANCIAL STATEMENTS.

Foundation Coal Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,636	$50,064
Trade accounts receivable	119,029	100,931
Inventories, net	45,325	44,122
Deferred income taxes	17,458	11,358
Prepaid expenses	28,014	30,260
Other current assets	5,676	6,677

Total current assets	239,138	243,412
Owned surface lands	45,350	36,807
Plant, equipment and mine development costs, net	672,922	664,429
Owned and leased mineral rights, net	909,384	928,439
Coal supply agreements, net	8,059	20,644
Other noncurrent assets	22,776	14,150

Total assets	$1,897,629	$1,907,881

LIABILITIES
Current liabilities:
Current portion of long-term debt	$8,375	$-
Trade accounts payable	52,678	43,206
Accrued expenses and other current liabilities	157,066	161,192

Total current liabilities	218,119	204,398
Long-term debt	591,410	599,785
Deferred income taxes	16,271	3,263
Coal supply agreements, net	5,556	9,417
Postretirement benefits	520,351	505,787
Other noncurrent liabilities	257,227	249,479

Total liabilities	1,608,934	1,572,129

Commitments and contingencies (Note 17)

STOCKHOLDER EQUITY
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	281,233	265,511
Retained earnings	7,464	67,838
Accumulated other comprehensive (loss) income	(2)	2,403

Total stockholder equity	288,695	335,752

Total liabilities and stockholder equity	$1,897,629	$1,907,881

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited, dollars in thousands)

	Three Months Ended September 30,
	2008	2007
Revenues:
Coal sales	$400,699	$350,762
Other revenue	8,668	8,296

Total revenues	409,367	359,058
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	349,910	283,079
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	14,917	13,876
Accretion on asset retirement obligations	2,994	2,635
Depreciation, depletion and amortization	51,783	49,585
Amortization of coal supply agreements	185	(844)
Employee and contract termination costs and other	-	2,314
Net change in fair value of derivative instruments	12,715	-

(Loss) income from operations	(23,137)	8,413
Other income (expense):
Interest expense	(11,151)	(13,390)
Interest income	253	1,056

Loss before income tax benefit and equity in earnings of affiliates	(34,035)	(3,921)
Income tax benefit	2,790	5,921
Equity in earnings of affiliates	106	-

Net (loss) income	(31,139)	2,000
Other comprehensive (loss) income:
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax benefit of $20 in 2008 and tax expense of $66 in 2007	(30)	96
Unrealized loss on financial swaps, net of tax benefit of $2,675 in 2008	(4,029)	-
Reclassification of unrealized gain on interest rate swap into interest expense	-	(370)

Comprehensive (loss) income	$(35,198)	$1,726

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Coal sales	$1,212,425	$1,096,787
Other revenue	21,183	25,674

Total revenues	1,233,608	1,122,461
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	996,671	855,160
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	51,188	43,778
Accretion on asset retirement obligations	8,450	7,492
Depreciation, depletion and amortization	156,553	151,412
Amortization of coal supply agreements	1,507	(3,441)
Employee and contract termination costs and other	-	14,297
Net change in fair value of derivative instruments	11,653	-

Income from operations	7,586	53,763
Other income (expense):
Interest expense	(35,431)	(39,649)
Interest income	944	2,574

(Loss) income before income tax (expense) benefit and equity in losses of affiliates	(26,901)	16,688
Income tax (expense) benefit	(713)	6,847
Equity in losses of affiliates	(960)	-

Net (loss) income	(28,574)	23,535
Other comprehensive (loss) income:
Adjustments to unrecognized gains and losses and amortization of employee benefit plan costs, net of tax benefit of $59 in 2008 and tax expense of $19,754 in 2007	554	28,806
Unrealized loss on financial swaps, net of tax benefit of $1,964 in 2008	(2,959)	-
Reclassification of unrealized gain on interest rate swap into interest expense	-	(1,114)

Comprehensive (loss) income	$(30,979)	$51,227

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net (loss) income	$(28,574)	$23,535
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Accretion on asset retirement obligations	8,450	7,492
Depreciation, depletion and amortization	158,060	147,971
Amortization of deferred financing costs	1,371	1,382
Gain on sale of assets	(2,203)	(4,468)
Non-cash stock compensation	9,742	4,307
Excess tax benefit from stock-based awards	(5,898)	(2,704)
Deferred income taxes	12,095	(26,524)
Asset retirement obligation payments	(2,119)	(470)
Equity in losses of affiliate	960	-
Unrealized loss from change in fair value of derivative instruments	11,653	-
Other	1,291	(160)
Changes in operating assets and liabilities:
Trade accounts receivable	(18,098)	9,788
Inventories, net	(1,295)	(2,406)
Prepaid expenses and other current assets	2,135	(520)
Other noncurrent assets	(164)	36
Trade accounts payable	9,472	(3,467)
Accrued expenses and other current liabilities	(14,855)	7,088
Noncurrent liabilities	11,881	14,762

Net cash provided by operating activities	153,904	175,642

Investing activities:
Purchases of property, plant and equipment	(110,842)	(120,761)
Acquisition of mineral rights under federal lease	(36,108)	-
Purchases of equity-method investments	(10,349)	-
Proceeds from disposition of property, plant and equipment	2,787	6,228

Net cash used in investing activities	(154,512)	(114,533)

Financing activities:
Payment of cash dividends to Public Parent	(31,800)	(30,226)
Capital contributions from Public Parent	3,728	3,221
Excess tax benefit from stock-based awards	5,898	2,704
Return of capital to Public Parent	(3,646)	(1,055)

Net cash used in financing activities	(25,820)	(25,356)

Net (decrease) increase in cash and cash equivalents	(26,428)	35,753
Cash and cash equivalents at beginning of period	50,064	33,711

Cash and cash equivalents at end of period	$23,636	$69,464

Supplemental cash flow information:
Cash paid for interest	$35,736	$40,621
Cash paid for income taxes, net of refunds	$8,432	$10,838

The accompanying notes are an integral part of these consolidated financial statements.

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

(1)	Basis of Presentation of Consolidated Financial Statements

The accompanying interim consolidated financial statements of Foundation Coal Corporation and Subsidiaries (the “Company”) are unaudited and prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America as long as the statements are not misleading. In the opinion of management, these interim consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results for the periods presented. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in its Annual Report on Form 10-K for the twelve months ended December 31, 2007, filed March 19, 2008.

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

The operating results for the three and nine months ended September 30, 2008 may not necessarily be indicative of the results to be expected in any other quarter or for the twelve months ended December 31, 2008.

(2)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company expects to adopt SFAS No. 162 when it becomes effective and does not believe it will have a material impact on its consolidated financial statements.

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

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 was effective upon issuance and delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis or at least once a year, to fiscal years beginning after November 15, 2008. The provisions of FSP No. 157-2 are effective for the Company’s fiscal year beginning January 1, 2009. On October 10, 2008, the FASB issued FASB Staff Position No. Financial Accounting Standard 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS 157 in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective upon issuance, including interim periods for which financial statements have not been issued. The Company adopted FSP No.157-3 upon issuance.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy at September 30, 2008. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3
Cash equivalents	$20,000	—	—
Sulfur dioxide emission allowances	—	$486	—
Derivative instruments	—	$(16,620)	—

The Company’s cash equivalents represent investments in a short-term US treasury securities money market fund consisting of 100% US treasury securities, which are used by the Company primarily for the overnight investment of excess cash and are classified within Level 1 of the fair value hierarchy. The instruments are valued based on unadjusted market prices in active markets for money market funds held on a short-term basis.

The Company’s sulfur dioxide emission allowances (“emission allowances”) are reported at fair value and are valued based on quoted prices in markets where there are fewer transactions as they are less actively traded due to the limited market for emission allowances. As such, the emission allowances are classified within Level 2 of the fair value hierarchy.

The Company’s derivative instruments are reported at fair value, which are derived using valuation models commonly used for derivatives. Where possible, the Company verifies the values produced by such models to market prices. Valuation models require a variety of inputs, including contractual terms, market fixed prices, inputs from forward price yield curves, notional quantities, measures of volatility and correlations of such inputs. The inputs in such valuation models do not involve significant management judgment. Such instruments are typically classified within Level 2 of the fair value hierarchy.

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

(3)	Inventories

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
Saleable coal	$16,430	$16,317
Raw coal	1,188	2,497
Materials and supplies	35,191	31,930

	52,809	50,744
Less materials and supplies reserve for obsolescence	(7,484)	(6,622)

	$45,325	$44,122

Saleable coal represents coal stockpiles ready for shipment to a customer. Raw coal represents coal that requires further processing prior to shipment.

(4)	Prepaid Expenses

Prepaid expenses consisted of the following:

	September 30, 2008	December 31, 2007
Prepaid royalties	$1,243	$1,358
Prepaid longwall move expenses	8,579	9,636
Prepaid SO2 emission allowances	486	1,711
Prepaid taxes	6,541	5,529
Prepaid insurance	9,470	10,030
Other	1,695	1,996

	$28,014	$30,260

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

(5)	Plant, Equipment, Mine Development Costs and Owned and Leased Mineral Rights

Plant, equipment, mine development costs and owned and leased mineral rights consisted of the following:

	September 30, 2008	December 31, 2007
Owned and leased mineral rights
Owned and leased mineral rights	$1,291,326	$1,255,218
Less accumulated depletion	(381,942)	(326,779)

	$909,384	$928,439

Plant, equipment and mine development costs
Plant, equipment and asset retirement costs	$1,005,988	$921,446
Mine development costs	65,613	48,693
Internal use software	35,244	35,838
Coalbed methane equipment and development costs	17,742	11,684

	1,124,587	1,017,661

Less accumulated depreciation and amortization:
Plant, equipment and asset retirement costs	(423,145)	(332,492)
Mine development costs	(10,608)	(7,144)
Internal use software	(13,245)	(11,347)
Coalbed methane equipment and development costs	(4,667)	(2,249)

	(451,665)	(353,232)

	$672,922	$664,429

On February 20, 2008, the Company was the successful bidder on a new federal coal lease adjacent to the western boundary of the Eagle Butte mine located north of Gillette, Wyoming. The Company’s lease bonus bid was $180,540, payable in five equal annual installments of $36,108. The Company made the first payment of $36,108 during the first quarter of 2008. The lease became effective on May 1, 2008. The initial payment was capitalized as a component of Owned and leased mineral rights, net in the Consolidated Balance Sheets. Subsequent payments will be capitalized when paid. The cost of owned and leased mineral rights are depleted using the units-of-production method over proven and probable reserves directly benefiting from the capital expenditure. This federal coal lease contains an estimated 255 million tons of minable coal reserves.

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

(6)	Other Noncurrent Assets

Other noncurrent assets consisted of the following:

	September 30, 2008	December 31, 2007
Receivables from asset dispositions	$943	$943
Unamortized deferred financing costs, net	8,651	10,022
Advance mining royalties	1,765	1,615
Equity-method investments	9,389	-
Other	2,028	1,570

	$22,776	$14,150

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

(7)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Wages and employee benefits	$41,797	$37,503
Employee termination costs	110	214
Postretirement benefits other than pension	23,304	23,304
Interest	3,604	9,011
Royalties	7,717	5,492
Taxes, other than income taxes	36,617	38,107
Asset retirement obligations	4,002	4,649
Workers’ compensation	12,050	10,450
Accrued capital expenditures	10,604	11,641
Accrued derivatives	16,734	44
Other	527	20,777

	$157,066	$161,192

The September 30, 2008 accrued derivatives balance consists of $9,039 related to swap agreements which qualify as cash flow hedges in accordance with SFAS No. 133 and $7,695 representing net unrealized losses related to certain of our coal trading activities as further described in Note 20.

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

(8)	Other Noncurrent Liabilities

Other noncurrent liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Postemployment benefits	$5,098	$5,090
Pension benefits	22,952	28,564
Workers’ compensation	21,210	24,268
Black lung reserves	14,690	12,377
Contract settlement accrual	6,363	10,272
Asset retirement obligations(1)	165,419	149,414
Accrued Wyoming production tax	17,166	11,002
Deferred credits and other	4,329	8,492

	$257,227	$249,479

(1)	See Note 12.

(9)	Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consisted of the following:

	September 30, 2008	December 31, 2007
Defined benefit pension, postretirement and other company sponsored plans	$2,983	$2,429
Unrealized loss on financial swaps(1)	(2,985)	(26)

Total	$(2)	$2,403

(1)	See Note 20.

(10)	Pension, Other Postretirement Benefit Plans and Pneumoconiosis

Components of Net Periodic Pension Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$1,699	$1,657	$5,096	$4,898
Interest cost	3,365	3,102	10,094	9,169
Expected return on plan assets	(3,317)	(3,113)	(9,948)	(9,203)
Amortization of:
Prior service cost	(2)	138	(7)	407
Actuarial losses (gains)	116	(2)	348	(7)

Net expense	$1,861	$1,782	$5,583	$5,264

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

Components of Net Periodic Other Postretirement Benefit Plans Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$1,972	$1,930	$5,915	$5,850
Interest cost	7,966	7,583	23,898	22,995

Net expense	$9,938	$9,513	$29,813	$28,845

The Company’s postretirement medical and life insurance plans are unfunded.

Components of Pneumoconiosis Costs

The components of net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$271	$174	$813	$522
Interest cost	437	341	1,309	1,021
Expected return on plan assets	(108)	(124)	(323)	(374)
Amortization of actuarial losses	157	29	472	87

Net expense	$757	$420	$2,271	$1,256

(11)	Stock-Based Compensation

On July 30, 2004, the Public Parent’s Board of Directors adopted the Foundation Coal Holdings, Inc. 2004 Stock Incentive Plan (the “Plan”), which is designed to assist the Company in recruiting and retaining key employees, directors and consultants. The Plan, which was amended and restated, and was effective on May 22, 2008 upon shareholder approval, permits the Public Parent to grant its key employees, directors and consultants of the Company nonqualified stock options (“options”), stock appreciation rights, restricted stock or other stock-based awards. The shares under the Plan may be issued at an exercise price of no less than 100% of the fair market value of the Public Parent’s common stock on the date of grant. The Plan is currently authorized for the issuance of awards for up to 5,978,483 shares of common stock. At September 30, 2008, 2,105,525 shares of the Public Parent’s common stock were available for grant under the Plan.

The Company has two types of stock-based awards outstanding: restricted stock units and options. Total compensation expense related to stock-based awards recognized in Selling, general and administrative expenses for the nine months ended September 30, 2008 was $7,560, consisting of $4,635 and $2,925 for restricted stock units and options, respectively. Total compensation expense related to stock-based awards recognized in Cost of coal sales for the nine months ended September 30, 2008 was $2,182 for restricted stock units. Compensation expense related to stock-based awards recognized in Selling, general and administrative expenses for the nine months ended September 30, 2007 was $3,359, consisting of $2,221 and $1,138 for restricted stock units and options, respectively. Compensation expense related to stock-based awards recognized in Cost of coal sales for the nine months ended September 30, 2007 was $948 for restricted stock units. During the first quarter of 2008, the Company modified the vesting conditions for certain of its outstanding stock-based awards. As a result, the Company remeasured the affected stock-based awards in accordance with SFAS No. 123 (revised 2004), Share-Based Payment and recognized additional compensation expense of approximately $2,372 and $172 in Selling, general and administrative expenses and Cost of coal sales, respectively, during the first quarter of 2008.

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

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

The following table is a reconciliation of the Company’s asset retirement obligation liability from December 31, 2007 through September 30, 2008:

Asset retirement obligation, December 31, 2007	$154,063
Accretion expense	8,450
Revisions in estimated cash flows and liabilities incurred	9,027
Payments	(2,119)

Asset retirement obligation, September 30, 2008	$169,421

The current portions of the asset retirement obligation liabilities of $4,002 and $4,649 at September 30, 2008 and December 31, 2007, respectively, are included in Accrued expenses and other current liabilities. See Note 7. The noncurrent portions of the Company’s asset retirement obligation liabilities of $165,419 and $149,414 at September 30, 2008 and December 31, 2007, respectively, are included in Other noncurrent liabilities. See Note 8. There were no assets that were legally restricted for purposes of settling asset retirement obligations at September 30, 2008 or December 31, 2007. At September 30, 2008, regulatory obligations for asset retirements are secured by surety bonds in the amount of $274,344. These surety bonds are partially collateralized by letters of credit issued by the Company.

(13)	Stockholder Equity

During the nine months ended September 30, 2008, the Company declared and paid cash dividends of $31,800 to the Public Parent, including $6,798 for payment of ordinary dividends to common shareholders of the Public Parent and $25,002 for the repurchase of the Public Parent’s common stock in accordance with a stock repurchase program authorized by the Public Parent’s Board of Directors.

(14)	Segment Information

The Company produces primarily steam coal from surface and deep mines for sale to utility and industrial customers, which is distributed by rail, barge and/or truck. The Company operates only in the United States with operating mines in three of the major coal basins. The Company has four reportable business segments: Northern Appalachia, consisting of two underground mines in southwestern Pennsylvania; Central Appalachia, consisting of seven underground mines and two surface mines in southern West Virginia; the Powder River Basin, consisting of two surface mines in Wyoming and the Company’s Other segment. Other includes an idled underground mine in Illinois; expenses associated with closed mines; Dry Systems Technologies; coal trade activities; selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines and the elimination of intercompany transactions. The Company evaluates the performance of its segments based on income (loss) from operations.

Segment results for the three months ended September 30, 2008 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$131,038	$129,784	$122,912	$25,633	$409,367
Income (loss) from operations	1,057	(1,421)	(1,000)	(21,773)	(23,137)
Depreciation, depletion and amortization	12,292	21,619	16,269	1,603	51,783
Amortization of coal supply agreements	724	(3)	(557)	21	185
Capital expenditures	6,909	30,370	6,526	376	44,181
Total assets at September 30, 2008	$509,578	$876,532	$407,110	$104,409	$1,897,629

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

Segment results for the three months ended September 30, 2007 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$120,970	$117,249	$117,528	$3,311	$359,058
Income (loss) from operations	18,838	9,046	2,863	(22,334)	8,413
Depreciation, depletion and amortization	11,451	18,842	17,149	2,143	49,585
Amortization of coal supply agreements	1,128	24	(2,101)	105	(844)
Capital expenditures	14,950	21,291	7,389	1,052	44,682
Total assets at December 31, 2007	$490,343	$862,972	$427,040	$127,526	$1,907,881

Segment results for the nine months ended September 30, 2008 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$376,359	$463,510	$351,022	$42,717	$1,233,608
Income (loss) from operations	20,177	45,489	3,759	(61,839)	7,586
Depreciation, depletion and amortization	35,404	65,384	50,137	5,628	156,553
Amortization of coal supply agreements	3,148	(88)	(2,364)	811	1,507
Capital expenditures	13,294	78,615	17,750	1,183	110,842
Acquisition of mineral rights under federal lease	36,108	-	-	-	36,108
Total assets at September 30, 2008	$509,578	$876,532	$407,110	$104,409	$1,897,629

Segment results for the nine months ended September 30, 2007 are as follows:

	Powder River Basin	Northern Appalachia	Central Appalachia	Other	Consolidated
Total revenues	$355,588	$395,579	$347,185	$24,109	$1,122,461
Income (loss) from operations	60,667	62,995	3,043	(72,942)	53,763
Depreciation, depletion and amortization	33,066	60,387	51,742	6,217	151,412
Amortization of coal supply agreements	3,130	182	(6,806)	53	(3,441)
Capital expenditures	26,089	55,637	24,343	14,692	120,761
Total assets at December 31, 2007	$490,343	$862,972	$427,040	$127,526	$1,907,881

(15)	Other Revenue

Other revenue consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
Royalty income	$1,882	$971		$5,374	$2,843
Synfuel fees	-	1,351		-	4,013
Coalbed methane	2,911	1,337		7,641	3,590
Transloading and plant processing fees	549	429		1,298	921
Gain on disposition of assets	2,095	1,867	(1)	2,203	4,468	(1)
Combined Benefit Fund refund	-	-		-	1,325
Dry Systems Technologies equipment and filter sales	2,237	888		5,916	2,740
Other	(1,006)	1,453		(1,249)	5,774

Total other revenue	$8,668	$8,296		$21,183	$25,674

(1)	Gain on sale of assets includes a $2,000 gain on a non-cash exchange of leased reserves with Boone West Development Co., a subsidiary of Massey Energy Company.

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

Supplemental Condensed Consolidating Balance Sheet

September 30, 2008

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,563	$-	$73	$-	$23,636
Trade accounts receivable	-	-	119,029	-	119,029
Inventories, net	-	-	45,325	-	45,325
Deferred income taxes	1,436	946	15,076	-	17,458
Prepaid expenses	3,124	965	23,925	-	28,014
Other current assets	1,161	905	3,610	-	5,676

Total current assets	29,284	2,816	207,038	-	239,138
Owned surface lands	-	-	45,350	-	45,350
Plant, equipment and mine development costs, net	24,890	-	648,032	-	672,922
Owned and leased mineral rights, net	-	-	909,384	-	909,384
Coal supply agreements, net	(590)	-	8,649	-	8,059
Other noncurrent assets	565,568	1,035,373	705,150	(2,283,315)	22,776

Total assets	$619,152	$1,038,189	$2,523,603	$(2,283,315)	$1,897,629

Liabilities
Current liabilities:
Current portion of long-term debt	$-	$8,375	$-	$-	$8,375
Trade accounts payable	1,237	-	51,441	-	52,678
Accrued expenses and other current liabilities	(14,805)	4,573	167,298	-	157,066

Total current liabilities	(13,568)	12,948	218,739	-	218,119
Long-term debt	-	591,410	-	-	591,410
Deferred income taxes	(145,224)	905	160,590	-	16,271
Coal supply agreements, net	-	-	5,556	-	5,556
Postretirement benefits	1,367	-	518,984	-	520,351
Other noncurrent liabilities	487,882	220,322	699,519	(1,150,496)	257,227

Total liabilities	330,457	825,585	1,603,388	(1,150,496)	1,608,934
Stockholder Equity
Stockholder equity	288,695	212,604	920,215	(1,132,819)	288,695

Total liabilities and stockholder equity	$619,152	$1,038,189	$2,523,603	$(2,283,315)	$1,897,629

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Balance Sheet

December 31, 2007

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$49,993	$-	$71	$-	$50,064
Trade accounts receivable	-	-	100,931	-	100,931
Inventories, net	-	-	44,122	-	44,122
Deferred income taxes	(3,718)	-	15,076	-	11,358
Prepaid expenses	3,763	870	25,627	-	30,260
Other current assets	1,490	-	5,187	-	6,677

Total current assets	51,528	870	191,014	-	243,412
Owned surface lands	-	-	36,807	-	36,807
Plant, equipment and mine development costs, net	28,267	-	636,162	-	664,429
Owned and leased mineral rights, net	-	-	928,439	-	928,439
Coal supply agreements, net	(842)	-	21,486	-	20,644
Other noncurrent assets	540,288	540,756	1,143,541	(2,210,435)	14,150

Total assets	$619,241	$541,626	$2,957,449	$(2,210,435)	$1,907,881

Liabilities
Current liabilities:
Trade accounts payable	$6,413	$-	$36,793	$-	$43,206
Accrued expenses and other current liabilities	8,465	9,769	142,958	-	161,192

Total current liabilities	14,878	9,769	179,751	-	204,398
Long-term debt	-	599,785	-	-	599,785
Deferred income taxes	(159,469)	-	162,732	-	3,263
Coal supply agreements, net	-	-	9,417	-	9,417
Postretirement benefits	1,125	-	504,662	-	505,787
Other noncurrent liabilities	426,955	(289,393)	1,129,884	(1,017,967)	249,479

Total liabilities	283,489	320,161	1,986,446	(1,017,967)	1,572,129
Stockholder Equity
Stockholder equity	335,752	221,465	971,003	(1,192,468)	335,752

Total liabilities and stockholder equity	$619,241	$541,626	$2,957,449	$(2,210,435)	$1,907,881

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$-	$-	$409,367	$-	$409,367
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	-	283	349,627	-	349,910
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	9,022	-	5,895	-	14,917
Accretion on asset retirement obligations	-	-	2,994	-	2,994
Depreciation, depletion and amortization	1,279	-	50,504	-	51,783
Amortization of coal supply agreements	(84)		269		185
Net change in fair value of derivative instruments	-	-	12,715	-	12,715

Loss from operations	(10,217)	(283)	(12,637)	-	(23,137)
Other income (expense):
Interest expense	(5,093)	(6,708)	650	-	(11,151)
Interest income	226	-	27	-	253

Loss from operations before income tax benefit (expense), equity in earnings of affiliates and equity in losses of investments in Issuer and Guarantor Subsidiaries	(15,084)	(6,991)	(11,960)	-	(34,035)
Income tax benefit (expense)	1,920	(21)	891	-	2,790
Equity in earnings of affiliates	-	106	-	-	106
Equity in losses of investments in Issuer and Guarantor Subsidiaries	(17,975)	(1,912)	-	19,887	-

Net loss	$(31,139)	$(8,818)	$(11,069)	$19,887	$(31,139)

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$(116)	$-	$359,174	$-	$359,058
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	-	222	282,857	-	283,079
Selling, general and administrative expenses
(excludes depreciation, depletion and amortization)	8,212	-	5,664	-	13,876
Accretion on asset retirement obligations	-	-	2,635	-	2,635
Depreciation, depletion and amortization	1,321	-	48,264	-	49,585
Amortization of coal supply agreements	(119)	-	(725)	-	(844)
Employee and contract termination costs and other	-	-	2,314	-	2,314

(Loss) income from operations	(9,530)	(222)	18,165	-	8,413
Other income (expense):
Interest expense	(6,729)	(5,398)	(1,263)	-	(13,390)
Interest income	1,018	-	38	-	1,056

(Loss) income from operations before income tax benefit (expense) and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(15,241)	(5,620)	16,940	-	(3,921)
Income tax benefit (expense)	5,821	514	(414)	-	5,921
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	11,420	8,395	-	(19,815)	-

Net income	$2,000	$3,289	$16,526	$(19,815)	$2,000

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$10	$-	$1,233,598	$-	$1,233,608
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	-	1,147	995,524	-	996,671
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	33,395	-	17,793	-	51,188
Accretion on asset retirement obligations	-	-	8,450	-	8,450
Depreciation, depletion and amortization	4,101	-	152,452	-	156,553
Amortization of coal supply agreements	(253)	-	1,760		1,507
Net change in fair value of derivative instruments	-	-	11,653	-	11,653

(Loss) income from operations	(37,233)	(1,147)	45,966	-	7,586
Other income (expense):
Interest expense	(16,170)	(19,631)	370	-	(35,431)
Interest income	865	-	79	-	944

(Loss) income from operations before income tax (expense) benefit, equity in losses of affiliates and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(52,538)	(20,778)	46,415	-	(26,901)
Income tax (expense) benefit	(2,670)	504	1,453	-	(713)
Equity in losses of affiliates	-	(960)	-	-	(960)
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	26,634	43,397	-	(70,031)	-

Net (loss) income	$(28,574)	$22,163	$47,868	$ (70,031)	$(28,574)

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$(100)	$-	$1,122,561	$-	$1,122,461
Costs and expenses:
Cost of coal sales (excludes depreciation, depletion and amortization)	-	933	854,227	-	855,160
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	26,375	-	17,403	-	43,778
Accretion on asset retirement obligations	-	-	7,492	-	7,492
Depreciation, depletion and amortization	3,047	-	148,365	-	151,412
Amortization of coal supply agreements	(356)	-	(3,085)	-	(3,441)
Employee and contract termination costs and other	-	-	14,297	-	14,297

(Loss) income from operations	(29,166)	(933)	83,862	-	53,763
Other income (expense):
Interest expense	(20,050)	(16,228)	(3,371)	-	(39,649)
Interest income	2,327	-	247	-	2,574

(Loss) income from operations before income tax benefit (expense) and equity in earnings of investments in Issuer and Guarantor Subsidiaries	(46,889)	(17,161)	80,738	-	16,688
Income tax benefit (expense)	8,803	209	(2,165)	-	6,847
Equity in earnings of investments in Issuer and Guarantor Subsidiaries	61,621	58,510	-	(120,131)	-

Net income	$23,535	$41,558	$78,573	$(120,131)	$23,535

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$9,546	$-	$144,358	$153,904

Investing activities:
Purchases of property, plant and equipment	(910)	-	(109,932)	(110,842)
Acquisition of mineral rights under federal lease	-	-	(36,108)	(36,108)
Purchases of equity-method investments	-	(9,246)	(1,103)	(10,349)
Proceeds from disposition of property, plant and equipment	-	-	2,787	2,787

Net cash used in investing activities	(910)	(9,246)	(144,356)	(154,512)

Financing activities:
Payment of cash dividends to Public Parent	(31,800)	-	-	(31,800)
Capital contributions from Public Parent	3,728	-	-	3,728
Excess tax benefit from stock-based awards	5,898	-		5,898
Return of capital to Public Parent	(3,646)	-	-	(3,646)
Capital contribution to Non-Guarantor Subsidiary	(9,246)	-	-	(9,246)
Capital contribution from Guarantor	-	9,246	-	9,246

Net cash (used in) provided by financing activities	(35,066)	9,246	-	(25,820)

Net (decrease) increase in cash and cash equivalents	(26,430)	-	2	(26,428)
Cash and cash equivalents at beginning of period	49,993	-	71	50,064

Cash and cash equivalents at end of period	$23,563	$-	$73	$23,636

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007

	Guarantor FCC	Non-Guarantor Subsidiary (Issuer)	Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$67,892	$-	$107,750	$175,642

Investing activities:
Purchases of property, plant and equipment	(6,806)	-	(113,955)	(120,761)
Proceeds from disposition of property, plant and equipment	5	-	6,223	6,228

Net cash used in investing activities	(6,801)	-	(107,732)	(114,533)

Financing activities:
Payment of cash dividends to Public Parent	(30,226)	-	-	(30,226)
Capital contributions from Public Parent	3,221	-	-	3,221
Excess tax benefit from stock-based awards	2,704	-	-	2,704
Return of capital to Public Parent	(1,055)	-	-	(1,055)

Net cash used in financing activities	(25,356)	-	-	(25,356)

Net increase in cash and cash equivalents	35,735	-	18	35,753
Cash and cash equivalents at beginning of period	33,655	-	56	33,711

Cash and cash equivalents at end of period	$69,390	$-	$74	$69,464

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

(17)	Commitments and Contingencies

General

The Company follows SFAS No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies and legal expenses associated with loss contingencies are accrued by a charge to income when information available indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the consolidated financial statements when it is at least reasonably possible that a loss will be incurred and the loss is material.

Commitments

On February 20, 2008, the Company was determined to be the successful bidder on a federal coal lease by the Bureau of Land Management, a unit of the United States Department of the Interior. The bid was accepted as submitted in the amount of $180,540 for an approximate 1,428 acre tract of federal land. The lease became effective on May 1, 2008. This lease is subject to the deferred bonus payment provisions of the Code of Federal Regulations and, as such, the Company remits the bonus payment in five equal installments, the first of which was submitted with the bid as a deposit on the lease in February 2008. The remaining four annual installments of $36,108 are due on the annual anniversary dates of the lease.

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

In the normal course of business, the Company is a party to guarantees and financial instruments with off-balance sheet risk, such as bank letters of credit, performance or surety bonds and other guarantees and indemnities related to the obligations of its subsidiaries which are not reflected in the accompanying Consolidated Balance Sheets. Management does not expect any material losses to result from these guarantees and other off-balance sheet instruments.

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

Letters of Credit

At September 30, 2008, the Company had $169,245 of letters of credit outstanding under its revolving credit facility.

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

(18)	Employee and Contract Termination Costs and Other

In April 2007, Wabash Mine Holding Company (“Wabash”) announced the idling of the mine in southern Illinois. The mining operation had become economically unviable at that time. As a result of the Wabash mine idling, the Company recognized employee termination costs of $5,967 and $1,405, respectively, in accordance with the provisions of SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No.146”) and the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”), respectively, during the nine months ended September 30, 2007. During the three months ended September 30, 2007, employee termination costs of $617 were recognized in accordance with SFAS No. 146 and the Company reduced the estimated cost related to on-going benefit arrangements by $57. Additionally, the Company recorded contract termination costs of $5,171 associated with the idling of the mine. During the three and nine months ended September 30, 2007, the Company also recognized $1,754 of direct and incremental costs related to additional benefit claims for certain severed employees. Employee and contract termination costs are recorded as Employee and contract termination costs and other in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Wabash mine is included in the Company’s Other segment. See Note 14.

As of September 30, 2008 and December 31, 2007, the Company’s liabilities for employee termination costs were $110 and $214, respectively, and are included in Accrued expenses and other current liabilities. See Note 7.

(19)	Income Taxes

For the three months ended September 30, 2008, the income tax benefit of $2,790 represents an effective benefit of 8% on the pre-tax loss of $34,035, compared to an income tax benefit of $5,921, or an effective benefit of 151% on a pre-tax loss of $3,921 for the three months ended September 30, 2007. The income tax benefit for the three months ended September 30, 2008 is comprised of two elements: (a) a $3,793, or 11% benefit based on forecasted annual results for 2008; offset partially by (b) a 3% discrete tax expense of $1,003 primarily related to establishing contingency reserves on certain tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).

For the nine months ended September 30, 2008, income tax expense of $713 represents an effective rate of 3% on the pre-tax loss of $26,901 compared to an income tax benefit of $6,847, or a benefit of 41% on pre-tax income of $16,688 for the nine months ended September 30, 2007. The income tax expense for the nine months ended September 30, 2008 is comprised of two elements: (a) a $3,250 benefit resulting from the application of a forecasted 12% annual effective rate based on forecasted annual income results for 2008 applied to the nine month $26,901 pre-tax loss; offset by (b) a discrete tax expense of $3,963 related primarily to changes in a valuation allowance estimate for certain state net operating loss carryforwards and adjustments to other miscellaneous estimates. Absent the discrete items, the forecasted annual effective rate of 12% for 2008 increased from the 2007 effective benefit of 38% due primarily to the expected impact of excess depletion deduction projections which are anticipated to be different year-over-year. The impact of the permanent differences for excess depletion deductions changes during interim periods as the Company reconsiders its forecast of full-year pretax income based upon its most recent experience. These changes in estimates are reflected in the effective tax rate in the period in which the information becomes available to the Company.

(20)	Derivatives

The Company accounts for its derivative instruments in accordance with SFAS No. 133, as amended. SFAS No. 133, as amended, requires all derivative instruments to be recognized as assets or liabilities and to be measured at fair value. For derivative instruments that have not been designated as cash flow hedges, changes in fair value are recorded in current period earnings or loss. For derivative instruments that have been designated as cash flow hedges, the effective portion of the changes in fair value are recorded in Accumulated other comprehensive (loss) income and any portion that is ineffective is recorded in current period earnings or losses. Amounts recorded in Accumulated other comprehensive (loss) income are reclassified to earnings or losses in the period the underlying hedged transaction affects earnings or when the underlying hedged transaction is no longer probable of occurring.

Cash Flow Hedges

The Company is subject to the risk of price volatility for certain of the materials and supplies used in production, such as diesel fuel and explosives. As a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The Company has designated these swap agreements as qualifying cash flow hedges in accordance with SFAS No. 133. As of September 30, 2008, the Company had swap agreements outstanding to hedge the variable cash flows related to 13,062,000 gallons of anticipated diesel fuel usage for calendar year 2009.

Foundation Coal Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

As of September 30, 2008, the Company had swap agreements outstanding to hedge the variable cash flows related to approximately 7,500 tons of anticipated explosive usage for the remainder of 2008 and for 38,000 tons of anticipated explosive usage for calendar year 2009. As of September 30, 2008, a liability of $9,039 related to these cash flow hedges is included in Accrued expenses and other current liabilities (see Note 7). Unrealized losses recorded in Accumulated other comprehensive (loss) income were $2,985, net of income tax benefit of $1,981. The Company recorded unrealized losses of $4,050 in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ending September 30, 2008 under the caption Net change in fair value of derivative instruments for certain diesel fuel related swaps that represented mark-to-market losses prior to the swaps being designated as qualifying cash flow hedges.

Coal Trading Activities

The Company evaluates its coal trading activities and associated contracts under SFAS No. 133. Contracts that qualify as derivatives under SFAS No. 133 are accounted for at fair value. Those contracts that qualify as derivatives have not been designated as cash flow hedges and accordingly, the Company includes the unrealized gains and losses in current period earnings or losses. The Company has recorded net unrealized losses of $7,581 related to trading contracts that qualify as derivatives in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2008 under the caption Net change in fair value of derivative instruments. A liability of $7,695 is included in Accrued expenses and other current liabilities (see Note 7) and an asset of $114 is included in Other current assets in the Consolidated Balance Sheets as of September 30, 2008.

(21)	Subsequent Event

In October, 2008, the Company paid cash dividends of $14,292 to the Public Parent for the repurchase of common stock in accordance with the Public Parent’s share repurchase program.

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

•

the global financial crisis and tightening in the credit markets could adversely affect our business and financial results as global demand for coal in the short-term is uncertain and may lead to reduced coal prices, creating challenges to producers in the industry.

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

Overview

Based on annual production volumes, we are the fourth largest coal producer in the United States, operating eight mining complexes that consist of thirteen individual coal mines. Our mining operations are located in southwest Pennsylvania, southern West Virginia and the southern Powder River Basin region of Wyoming. Four of our operations are surface mines, two of our operations are underground mines using highly efficient longwall mining technology and the remaining seven operations are underground mines that utilize continuous miners. In addition to mining coal, we also purchase coal from other producers for resale or for the purpose of blending it with our own production.

For the three months ended September 30, 2008, we sold 17.6 million tons of coal, including 17.1 million tons that were produced and processed at our operations. For the comparable period in 2007, we sold 18.5 million tons of coal, including 18.0 million tons that were produced and processed at our operations. For the nine months ended September 30, 2008, we sold 53.1 million tons of coal, including 51.2 million tons that were produced and processed at our operations. For the comparable period in 2007, we sold 55.5 million tons of coal, including 54.2 million tons that were produced and processed at our operations. As of December 31, 2007, we had approximately 1.6 billion tons of proven and probable coal reserves. On February 20, 2008, we were the successful bidder on a new federal coal lease adjacent to the western boundary of the Eagle Butte mine located north of Gillette, Wyoming. The lease became effective on May 1, 2008. This federal coal lease contains an estimated 255 million tons of minable coal reserves, thereby increasing our proven and probable coal reserves to greater than 1.8 billion tons. In addition to mining coal, we are also involved in marketing coal produced by others to supplement our own production and, through blending, provide our customers with a wide array of coal qualities beyond those available from our own production. For the nine months ended September 30, 2008 and 2007, we purchased and resold approximately 1.9 million and 1.3 million tons of coal, respectively.

We are primarily a supplier of steam coal to U.S. utilities for use in generating electricity. We also sell steam coal to industrial plants. Steam coal sales accounted for approximately 98% and 97% of our coal sales volume for the three month periods ended September 30, 2008 and 2007, respectively, representing approximately 86% and 88% of our coal sales revenue for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, steam coal sales accounted for approximately 98% and 97% of our coal sales volume, respectively, representing approximately 89% and 90% of our coal sales revenue in the nine month periods ended September 30, 2008 and 2007, respectively. We sell metallurgical coal to steel producers where it is used to make coke for steel production. Metallurgical coal accounted for approximately 2% and 3% of our coal sales volume for the three month periods ended September 30, 2008 and 2007, respectively, representing approximately 14% and 12% of our coal sales revenue in for the three month periods ended September 30, 2008 and 2007, respectively. Metallurgical coal accounted for approximately 2% and 3% of our coal sales volume for the nine month periods ended September 30, 2008 and 2007, respectively, representing approximately 11% and 10% of our coal sales revenue in the nine month periods ended September, 2008 and 2007, respectively.

While the majority of our revenues are derived from the sale of coal, we also realize revenues from coal production royalties, override royalty payments from a coal supply agreement now fulfilled by another producer, fees to transload coal through our Rivereagle facility on the Big Sandy River and revenues from the sale of coalbed methane, natural gas and Dry Systems Technologies equipment and filters.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Coal sales realization per ton sold represents revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$400,699	$350,762	$49,937	14%
Other revenue	8,668	8,296	372	4%

Total revenues	$409,367	$359,058	$50,309	14%

Tons sold	17,634	18,470	(836)	(5)%
Coal sales realization per ton sold	$22.72	$18.99	$3.73	20%

Coal sales revenues for the three months ended September 30, 2008 increased by $49.9 million, or 14% compared to coal sales revenues for the three months ended September 30, 2007. Coal sales realization per ton increased 20% period-over-period, while tons sold decreased by 5% period-over-period. Consolidated coal sales realization per ton for the three months ended September 30, 2008 reflected increased prices per ton sold in three of our operating segments, consisting of a 43% increase in Central Appalachia, an 18% increase in Northern Appalachia and an 11% increase in the Powder River Basin.

Coal sales revenues in Northern Appalachia for the three months ended September 30, 2008 increased by $13.8 million, or 12% compared to coal sales revenues for the three months ended September 30, 2007 primarily due to higher coal sales realization per ton. Coal sales volumes in Northern Appalachia decreased by 0.2 million tons, or 5% period-over-period while coal sales realization per ton increased 18% period-over-period due to increased pricing per ton sold. Coal sales volumes at the Cumberland mine decreased 0.4 million tons, or 19% compared to the prior year period and production decreased 0.4 million tons, or 21% compared to the prior year period as a result of a longwall move that occurred during the three months ended September 30, 2008, with no corresponding move occurring in the prior year period. Coal sales volumes at the Emerald mine increased 0.2 million tons, or 18% compared to the prior year period and production increased 0.2 million tons, or 20% compared to the prior year period. During the three months ended September 30, 2008, shipments at Emerald included approximately 0.1 million tons of coal purchased to fulfill existing contracts so that coal produced could be sold at prices more indicative of the current market prices.

Coal sales revenues in Central Appalachia for the three months ended September 30, 2008 increased $8.5 million, or 7% compared to coal sales revenues for the three months ended September 30, 2007 primarily as a result of higher coal sales realization per ton, partially offset by lower coal sales volumes. Coal sales realization per ton increased 43% period-over-period as a result of increased pricing per ton sold. Coal sales volumes declined by 0.5 million tons, or 25% in the three months ended September 30, 2008 compared to the prior year period. Coal sales volumes at the Laurel Creek mine decreased 0.3 million tons, or 56% compared to the prior year period while production decreased 0.2 million tons, or 53% compared to the prior year period. Coal sales volumes and revenues were negatively impacted by the absence of coal purchased and resold due to the expiration of the synfuel tax credit in December 2007.

Coal sales revenues in the Powder River Basin for the three months ended September 30, 2008 increased $9.8 million, or 8% compared to coal sales revenues for the three months ended September 30, 2007 as a result of higher coal sales realization per ton partially offset by lower coal sales volumes. Coal sales realization per ton increased 11% period-over-period as a result of increased pricing per ton sold. Coal sales volumes declined by 0.3 million tons, or 2% in the three months ended September 30, 2008 compared to the prior year period. Production and shipments decreased 19% period-over-period at Eagle Butte while production and shipments at Belle Ayr increased 14% period-over-period.

Revenues from increased sales by our coal trading group increased $18.0 million in the three months ended September 30, 2008 to $19.7 million compared to $1.7 million in the same period in the previous year.

Other revenues for the three months ended September 30, 2008 increased by $0.4 million (4%) compared to the three months ended September 30, 2007. The increase was due to: (a) increased coalbed methane revenues ($1.6 million); (b) increased revenues from the sale of equipment and filters by Dry Systems Technologies ($1.3 million); (c) increased royalty revenue ($0.9 million); partially offset by (d) the absence of synfuel revenues due to the expiration of the synfuel tax credit in December, 2007 ($1.4 million); and (e) lower other miscellaneous revenues ($2.0 million).

Costs and Expenses

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$349,910	$283,079	$66,831	24%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	14,917	13,876	1,041	8%
Accretion on asset retirement obligations	2,994	2,635	359	14%
Depreciation, depletion and amortization	51,783	49,585	2,198	4%
Amortization of coal supply agreements	185	(844)	1,029	122%
Employee and contract termination costs and other	-	2,314	(2,314)	(100)%
Net change in fair value of derivative instruments	12,715	-	12,715	-

Total costs and expenses	$432,504	$350,645	$81,859	23%

Cost of coal sales. Cost of coal sales increased $66.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to: (a) higher repair, maintenance and operating supply costs, including diesel fuel ($24.7 million); (b) increased purchased coal costs as a result of increased pricing on coal purchases ($21.2 million); (c) increases in labor and benefit costs as a result of both compensation increases and hiring of additional personnel ($13.7 million); (d) increased miscellaneous other expenses ($5.4 million); and (e) increases in royalties mainly due to mining a higher proportion of coal subject to federal royalty ($6.4 million); partially offset by (f) decreased inventory charges to expense related to an overall lower ratio of tons sold vs. tons produced in the three months ended September 30, 2008 compared to the prior year period ($4.6 million). Cost of coal sales per ton was $19.84 for the three months ended September 30, 2008 compared to $15.33 per ton for the three months ended September 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2008 increased $1.0 million compared to the three months ended September 30, 2007. Period-over-period increases were due to: (a) higher expenses incurred for employee compensation and benefit related expenses ($0.4 million); and (b) higher overhead expenses attributed mainly to an increase in industry association membership fees and legal expenses ($1.2 million); partially offset by (c) lower consulting fees ($0.6 million).

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to owned and leased mineral rights and amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense increased $2.2 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to higher depreciation and amortization partially offset by decreased cost depletion. Depreciation and amortization increased by $3.1 million in the three months ended September 30, 2008 compared to the prior year period mainly due to depreciation associated with capital additions to plant and equipment during the twelve months ended September 30, 2008. Cost depletion decreased by $0.9 million due to decreased production period-over-period.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of acquisition of mining assets by the Company in 2004. Coal supply agreement amortization increased $1.0 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to a decrease in the credit to amortization expense from below market liability contracts of $2.6 million. Amortization of the liability for below market priced coal supply agreements during the three months ended September 30, 2008 was $0.9 million of credit to expense compared to $3.5 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements for the three months ended September 30, 2008 was $1.1 million of expense compared to $2.7 million in the prior year period. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

Employee and contract termination costs and other. In April 2007, Wabash Mine Holding Company (“Wabash”) announced the idling of the mine in southern Illinois. As a result, the Company recognized employee termination costs of $0.6 million in accordance with the provisions of SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No.146”) during the three months ended September 30, 2007 and reduced the estimated cost related to on-going benefits by $0.1 million. During the three months ended September 30, 2007, the Company also recognized $1.8 million of direct and incremental costs related to additional benefit claims for certain severed employees. These costs are recorded as Employee and contract termination costs and other in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Change in fair value of derivatives. The Company accounts for its derivative instruments in accordance with SFAS No. 133, as amended. SFAS No. 133, as amended, requires all derivative instruments to be recognized as assets or liabilities and to be measured at fair value. For derivative instruments that have not been designated as cash flow hedges, changes in fair value are recorded in current period earnings or losses. For derivative instruments that have been designated as cash flow hedges, the effective portion of the changes in fair value are recorded in Accumulated other comprehensive (loss) income and any portion that is ineffective is recorded in current earnings or losses. Amounts recorded in Accumulated other comprehensive (loss) income are reclassified to earnings or losses in the period the underlying hedged transaction affects earnings or when the underlying hedged transaction is no longer probable of occurring.

The Company is subject to the risk of price volatility for certain of the materials and supplies used in production, such as diesel fuel and explosives. As a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The Company has designated these swap agreements as qualifying cash flow hedges in accordance with SFAS No. 133, as amended. The Company recorded unrealized losses of $5.1 million for the three months ending September 30, 2008 under the caption Net change in fair value of derivative instruments for certain diesel fuel related swaps that represented mark-to-market losses prior to the swaps being designated as qualifying cash flow hedges.

The Company evaluates its coal trading activities and associated contracts under SFAS No. 133. Contracts that qualify as derivatives under SFAS No. 133 are accounted for at fair value. Those contracts that qualify as derivatives have not been designated as cash flow hedges and accordingly, the Company includes the unrealized gains and losses in current period earnings or losses. The Company recorded net unrealized losses of $7.6 million related to trading contracts that qualify as derivatives in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ending September 30, 2008 under the caption Net change in fair value of derivative instruments.

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

The market price of coal is influenced by many factors that vary by region. Such factors include, but are not limited to: (a) coal quality, which includes energy (heat content), sulfur, ash and moisture content; (b) transportation costs; (c) regional supply and demand; (d) available competitive fuel sources such as natural gas, nuclear or hydro; and (e) production costs, which vary by mine type, available technology and equipment utilization, productivity, geologic conditions, and mine operating expenses.

The energy content or heat value of coal is a significant factor influencing coal prices as higher energy coal is more desirable to consumers and typically commands a higher price in the market. The heat value of coal is commonly measured in British thermal units or the amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. Coal from the Eastern and Midwest regions of the United States tends to have a higher heat value than coal found in the Western United States.

Prices for our Powder River Basin coal, with its lower energy content, lower production cost and often greater distance to travel to the consumer, typically sells at a lower price than Northern and Central Appalachian coal that has a higher energy content and is often located closer to the end user. Illinois Basin coal generally has lower energy content and higher sulfur than Northern and Central Appalachian coal, but it has higher energy content than Powder River Basin coal.

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	Tons/$	Percent
	(Unaudited, in thousands, except coal sales realization per ton and cost of coal sales per ton)

Powder River Basin
Tons sold	13,017	13,315	(298)	(2)%
Coal sales realization per ton	$10.02	$9.05	$0.97	11%
Total revenues	$131,038	$120,970	$10,068	8%
Cost of coal sales per ton(1)	$8.32	$6.47	$1.85	29%
Income from operations	$1,057	$18,838	$(17,781)	(94)%

Northern Appalachia
Tons sold	2,798	2,959	(161)	(5)%
Coal sales realization per ton	$46.03	$38.86	$7.17	18%
Total revenues	$129,784	$117,249	$12,535	11%
Cost of coal sales per ton(1)	$38.55	$29.49	$9.06	31%
(Loss) income from operations	$(1,421)	$9,046	$(10,467)	(116)%

Central Appalachia
Tons sold	1,621	2,151	(530)	(25)%
Coal sales realization per ton	$75.13	$52.69	$22.44	43%
Total revenues	$122,912	$117,528	$5,384	5%
Cost of coal sales per ton(1)	$65.86	$45.90	$19.96	43%
(Loss) income from operations	$(1,000)	$2,863	$(3,863)	(135)%

(1)	Excludes selling, general and administrative expense; depreciation, depletion and amortization; accretion expense; and changes in fair value of derivative instruments.

Powder River Basin—Income from operations decreased $17.8 million period-over-period due to increased operating costs of $22.7 million, a $5.1 million mark-to-market loss on financial swaps related to diesel fuel and a $0.1 million increase in miscellaneous other expenses, partially offset by increased revenues of $10.1 million. As explained in the revenue section above, the increase in revenues resulted from an 11% increase in coal sales realization per ton. Coal sales volumes in the Powder River Basin decreased 0.3 million tons, or 2% in the three months ended September 30, 2008 compared to the prior year period. Production and shipments decreased 19% period-over-period at Eagle Butte while production and shipments at Belle Ayr increased 14% period-over-period. Operating costs increased $22.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, reflecting higher period-over-period cost of sales of $22.1 million, an increase in depreciation, depletion and amortization costs of $0.4 million and an increase in other miscellaneous expenses of $0.2 million.

The $22.1 million increase in cost of sales referred to above resulted from an increase in cash production costs ($22.3 million), partially offset by decreased miscellaneous other expenses ($0.2 million). The $22.3 million period-over-period increase in cash production costs were primarily in the following areas: (a) supply and service costs primarily consisting of operating supply costs, repair and maintenance expenses, rent, explosives, diesel fuel and outside services ($13.8 million); (b) increased royalty costs mainly due to mining a higher amount of coal that is subject to federal royalties ($5.1 million); (c) labor and employee benefits ($2.5 million); and (d) miscellaneous other expenses ($0.9 million). Cost of coal sales per ton increased approximately 29% period-over-period.

Higher total depreciation, depletion and amortization costs of $0.4 million primarily related to higher depreciation of $0.8 million as a result of higher capital expenditures during the prior twelve months; partially offset by a period-over-period $0.4 million decrease in amortization of coal supply agreements due to the net decrease in amortization expense from both above market asset contracts and below market liability contracts as shipments on a number of coal supply agreements valued in purchase accounting were completed.

Northern Appalachia—Income from operations decreased by $10.5 million period-over-period due to increased operating costs of $23.3 million, partially offset by increased revenues of $12.5 million and decreased miscellaneous other expenses of $0.3 million. As explained in the revenue section above, the increase in revenues resulted from an 18% increase in coal sales realization per ton. Coal sales volumes at the Cumberland mine decreased 0.4 million tons, or 19% compared to the prior year period and production decreased 0.4 million tons, or 21% compared to the prior year period as a result of a longwall move that occurred during the three months ended September 30, 2008, with no corresponding move occurring in the prior year period. Coal sales volumes at the Emerald mine increased 0.2 million tons, or 18% compared to the prior year period and production increased 0.2 million tons, or 20% compared to the prior year period. During the three months ended September 30, 2008, shipments at Emerald included approximately 0.1 million tons of coal purchased to fulfill existing contracts so that coal produced could be sold at prices more indicative of the current market prices.

Operating costs increased $23.3 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, reflecting higher period-over-period cost of sales of $20.6 million and higher depreciation, depletion and amortization costs of $2.7 million.

The $20.6 million period-over-period increase in cost of sales referred to above was the result of increased cash production costs ($16.7 million); purchased coal expense for which there was no expense in the comparable period of 2007 ($6.6 million); and increased miscellaneous other costs ($0.2 million); partially offset by decreased inventory charges to expense related to a lower ratio of tons sold vs. tons produced in the three months ended September 30, 2008 compared to the prior year period ($2.9 million). The $16.7 million increase in cash production costs were primarily incurred in the following areas: (a) higher supply and service costs primarily consisting of operating supply costs from increased prices for and usage of roof bolts and miner bits, and increased water handling requirements, repairs and maintenance costs due to the timing of rebuilding longwall and other mining equipment and outside services ($8.1 million); (b) higher labor and employee benefit costs, due to a higher number of employees and period-over-period wage and benefit increases due primarily to the UMWA wage agreement signed in the second quarter of 2007 ($8.4 million); and (c) increased miscellaneous other expenses ($0.2 million). Cost of coal sales per ton increased approximately 31% period-over-period.

Higher total depreciation, depletion and amortization costs of $2.7 million related to increased depreciation primarily related to longwall shields, face conveyors, other mining equipment and coalbed methane development costs ($2.9 million); partially offset by lower depletion expense ($0.2 million).

Central Appalachia—Income from operations decreased by $3.9 million period-over-period due to increased operating costs of $8.4 million and increased miscellaneous other expenses of $0.9 million, partially offset by increased revenues of $5.4 million. As explained in the revenue section above, the increase in revenues resulted from a 43% increase in coal sales realization per ton, partially offset by a 25% decrease in tons sold. Coal sales volumes in Central Appalachia decreased at the Laurel Creek and Pioneer mines due to lower production. In general, our production in Central Appalachia has been limited by difficult geologic conditions, increased regulatory activity and shortages of skilled miners at our underground mines, particularly Laurel Creek. Coal sales volumes and revenues were also negatively impacted by the absence of coal purchased and resold due to the expiration of the synfuel tax credit in December 2007.

The increase in operating costs of $8.4 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due to an increase in cost of sales ($8.0 million); higher depreciation, depletion and amortization costs of ($0.7 million); partially offset by decreased miscellaneous other costs ($0.3 million). The $8.0 million increase in cost of sales was a result of increased cash production costs ($14.3 million); partially offset by a reduction in purchased coal expense ($4.4 million); a period-over-period decrease in inventory charges to expense related to a lower ratio of tons sold vs. tons produced ($1.6 million); and decreased other miscellaneous costs ($0.3 million).

The $14.3 million period-over-period increase in cash production costs referred to above was primarily due to increases in the following areas: (a) supply and service costs primarily consisting of repairs and maintenance costs, operating supplies, utilities, explosives, diesel fuel and outside services ($7.2 million); (b) higher labor and employee benefit costs ($5.4 million); (c) increased royalty expenses ($1.3 million); and (d) increased miscellaneous other expenses ($0.4 million). Cost of coal sales per ton increased approximately 43% period-over-period.

The $0.7 million increase in depreciation, depletion and amortization consisted of a reduced credit to expense for amortization of below market liability coal supply agreements of $1.5 million as shipments on a number of coal supply agreements valued in purchase accounting were completed; partially offset by lower depreciation of $0.1 million and lower reserve depletion of $0.7 million related to decreased production period-over-period at the Laurel Creek, Kingston and Pioneer mines.

Other—Includes the Company’s Illinois Basin operation, including the idled Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; Dry Systems Technologies; coal trading operations; and selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the three months ended September 30, 2008, the Other segment reported a loss from operations of $21.8 million compared to a loss from operations of $22.3 million in the three months ended September 30, 2007. The decreased period-over-period loss from operations of $0.5 million in 2008 was due primarily to increased revenues from Dry Systems Technologies and coal trading operations as well as the absence of employee termination costs and other operating costs related to the Wabash mine, which was idled in April 2007. Those increases were partially offset by $7.6 million mark-to-market unrealized loss for certain contracts executed by our coal trading operations that are being accounted for as derivatives and increased selling, general and administrative expenses.

Interest Expense, Net

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Interest expense-debt related	$(8,891)	$(10,798)	$(1,907)	(18)%
Interest expense-amortization of deferred financing costs	(460)	(464)	(4)	(1)%
Interest expense-surety bond and letter of credit fees	(1,675)	(1,561)	114	7%
Interest expense-other	(125)	(567)	(442)	(78)%

Total interest expense	(11,151)	(13,390)	(2,239)	(17)%
Interest income	253	1,056	(803)	(76)%

Interest expense, net	$(10,898)	$(12,334)	$(1,436)	(12)%

Interest expense, net for the three months ended September 30, 2008 decreased compared to the three months ended September 30, 2007 due to decreased interest expense related to the Senior Secured Credit Facility as a result of lower variable interest rates and repaying $25.1 million of principal in December, 2007; a decrease in other interest expense related to imputed interest for a deferred financing obligation for longwall shields that was paid in the fourth quarter of 2007; and decreased interest income due to lower interest rates realized on short-term investments and a lower average outstanding balance of cash held in short-term investments in the three months ended September 30, 2008 compared to the prior year period.

Income Tax Benefit

	Three Months Ended September 30,		Change
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Income tax benefit	$2,790	$5,921	$(3,131)	(53)%

For the three months ended September 30, 2008, the income tax benefit of $2.8 million represents an effective benefit of 8% on the pre-tax loss of $34.0 million, compared to an income tax benefit of $5.9 million, or an effective benefit of 151% on a pre-tax loss of $3.9 million for the three months ended September 30, 2007. The income tax benefit for the three months ended September 30, 2008 is comprised of two elements: (a) a $3.8 million, or 11% benefit based on forecasted annual results for 2008; partially offset by (b) a 3% discrete tax expense of $1.0 million primarily related to establishing contingency reserves on certain tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).

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

The effective tax rate for the three months ended September 30, 2008 includes a change in estimate, reducing income tax expense from the effective rate recognized in the second quarter. The change in estimate primarily relates to third quarter revisions to the estimated percentage impact of permanent differences related to excess depletion deductions (as discussed above). These changes in estimates were reflected in the effective tax rate in the period in which the information became available to the Company.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Coal sales realization per ton sold represents the revenue realized on each ton of coal sold. It is calculated by dividing coal sales revenues by tons sold.

Revenues

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands, except per ton data)
Coal sales	$1,212,425	$1,096,787	$115,638	11%
Other revenue	21,183	25,674	(4,491)	(17)%

Total revenues	$1,233,608	$1,122,461	$111,147	10%

Tons sold	53,078	55,528	(2,450)	(4)%
Coal sales realization per ton	$22.84	$19.75	$3.09	16%

Coal sales revenues for the nine months ended September 30, 2008 increased by $115.6 million, or 11% compared to coal sales revenues for the nine months ended September 30, 2007. Coal sales realization per ton increased 16% period-over-period, while tons sold decreased by 4% period-over-period. Consolidated coal sales realization per ton for the nine months ended September 30, 2008 reflected increased prices per ton sold in three of our operating segments, consisting of a 28% increase in Central Appalachia, a 12% increase in Northern Appalachia and a 10% increase in the Powder River Basin.

Coal sales revenues in Northern Appalachia for the nine months ended September 30, 2008 increased by $71.1 million, or 18% compared to coal sales revenues for the nine months ended September 30, 2007 primarily due to a combination of higher coal sales volumes and higher coal sales realization per ton. Coal sales volumes in Northern Appalachia increased by 0.5 million tons, or 5% period-over-period while coal sales realization per ton increased 12% period-over-period due to increased pricing per ton sold. Despite the scheduled longwall move in September 2008, coal sales volumes at the Cumberland mine increased 0.1 million tons, or 3% compared to the prior year period and production increased 0.1 million tons, or 1% compared to the prior year period. Coal sales volumes at the Emerald mine increased 0.4 million tons, or 8% compared to the prior year period and production decreased 0.2 million tons, or 4% compared to the prior year period. Production at Emerald during the nine months ended September 30, 2008 decreased due to a combination of adverse geologic conditions in both the “B” and “C” districts, a second quarter roof fall incident in the “C” district and increased regulatory activity. This lower production was partially offset by the introduction of a second longwall operating in a new district at Emerald in late February, 2008 and the installation of a rebuilt longwall in late September 2008. The increase in shipments at Emerald during the nine months ended September 30, 2008 was due primarily to 0.7 million tons of coal that was purchased to fulfill existing contracts so that coal produced could be sold at prices more indicative of the current market prices. During the nine months ended September 30, 2007, coal sales volumes and production at Emerald were negatively impacted as a result of a nine day strike by the UMWA.

Coal sales revenues in Central Appalachia for the nine months ended September 30, 2008 increased $10.1 million, or 3% compared to coal sales revenues for the nine months ended September 30, 2007 primarily as a result of higher coal sales realization per ton, partially offset by lower coal sales volumes. Coal sales realization per ton increased 28% period-over-period as a result of increased pricing per ton sold. Coal sales volumes declined by 1.2 million tons, or 19% in the nine months ended September 30, 2008 compared to the prior year period. Coal sales volume at the Laurel Creek mine decreased 0.7 million tons, or 46% compared to the prior year period while production decreased 0.4 million tons, or 34% compared to the prior year period. Coal sales volumes and revenues were negatively impacted by the absence of coal purchased and resold due to the expiration of the synfuel tax credit in December, 2007.

Coal sales revenues in the Powder River Basin for the nine months ended September 30, 2008 increased $19.3 million, or 5% compared to coal sales revenues for the nine months ended September 30, 2007 as a result of higher coal sales realization per ton, partially offset by lower coal sales volumes. Coal sales realization per ton increased 10% period-over-period due to increased pricing per ton sold. Coal sales volumes in the Powder River Basin decreased 1.6 million tons, or 4% period-over-period due to a combination of transportation interruptions caused by severe flooding throughout much of the Midwest, heavy rainfall in Wyoming in the later months of the quarter ended June 30, 2008 and the Company’s decision to limit production due to market conditions for Powder River Basin coal. A 16% period-over-period decrease in production and shipments at Eagle Butte was partially offset by a 7% increase in productions and shipments at Belle Ayr.

Coal sales revenues in the Illinois Basin for the nine months ended September 30, 2008 were $0 compared to coal sales revenues of $11.9 million for the nine months ended September 30, 2007 due to the April 4, 2007 idling of the Wabash mine in southern Illinois.

Revenues from increased sales by our coal trading group increased $27.0 million in the nine months ended September 30, 2008 to $30.7 million compared to $3.7 million in the prior year period.

Other revenues for the nine months ended September 30, 2008 decreased by $4.5 million (17%) compared to the nine months ended September 30, 2007. The decrease was due to: (a) the absence of synfuel revenues due to the expiration of the synfuel tax credit in December, 2007 ($4.0 million); (b) decreased gains on sales of assets ($2.3 million); (c) the absence of a refund from the Combined Benefit Fund received in the first quarter of 2007 ($1.3 million); and (d) lower other miscellaneous revenues ($6.7 million); partially offset by (e) increased royalty revenue ($2.5 million); (f) increased coalbed methane revenues ($4.1 million); and (g) higher revenues from the sale of equipment and filters by Dry Systems Technologies ($3.2 million).

Costs and Expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Cost of coal sales (excludes depreciation, depletion and amortization)	$996,671	$855,160	$141,511	17%
Selling, general and administrative expenses (excludes depreciation, depletion and amortization)	51,188	43,778	7,410	17%
Accretion on asset retirement obligations	8,450	7,492	958	13%
Depreciation, depletion and amortization	156,553	151,412	5,141	3%
Amortization of coal supply agreements	1,507	(3,441)	4,948	144%
Employee and contract termination costs and other	-	14,297	(14,297)	(100)%
Net change in fair value of derivative instruments	11,653	-	11,653	-

Total costs and expenses	$1,226,022	$1,068,698	$157,324	15%

Cost of coal sales. Cost of coal sales increased $141.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to: (a) higher repair, maintenance and operating supply costs including diesel fuel ($50.6 million); (b) increased purchased coal costs as a result of increased pricing on coal purchases ($33.8 million); (c) increases in labor and benefit costs as a result of both compensation increases and hiring of additional personnel ($26.6 million); (d) increases in royalties primarily due to mining a higher proportion of coal subject to federal royalty ($18.3 million); (e) increased miscellaneous other expenses ($8.6 million); (f) increases in outside services ($6.0 million); and (g) increased longwall move expenses ($2.6 million); partially offset by (h) decreased transportation and loading costs ($5.0 million). Cost of coal sales per ton was $18.78 for the nine months ended September 30, 2008 compared to $15.40 for the nine months ended September 30, 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2008 increased $7.4 million compared to the nine months ended September 30, 2007. Period-over-period increases were due to: (a) higher expenses incurred for employee compensation and benefit related expenses ($6.9 million) which includes approximately $2.4 million in additional stock-based compensation related to modifying the vesting conditions for certain stock-based awards; and (b) higher overhead expenses attributed mainly to an increase in industry association membership fees and miscellaneous services ($2.9 million); partially offset by (c) lower consulting fees ($2.4 million).

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization includes depreciation of plant and equipment, cost depletion of amounts assigned to owned and leased mineral rights and amortization of mine development costs, internal use software and leasehold improvements. Depreciation, depletion and amortization expense increased $5.1 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to higher depreciation and amortization partially offset by decreased cost depletion. Depreciation and amortization increased by $8.5 million in the nine months ended September 30, 2008 compared to the prior year period mainly due to depreciation associated with capital additions to plant and equipment during the twelve months ended September 30, 2008 including the completion of an overland conveyor belt that was placed into service in the third quarter of 2007 at the Powder River Basin. Cost depletion decreased by $3.4 million due to decreased production period-over-period.

Coal supply agreement amortization. Application of purchase accounting in 2004 resulted in the recognition of a significant liability for below market priced coal supply agreements as well as a significant asset for above market priced coal supply agreements, both in relation to market prices at the date of acquisition of mining assets by the Company in 2004. Coal supply agreement amortization increased $4.9 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to a decrease in the credit to amortization expense from below market liability contracts of $7.5 million, partially offset by a $2.6 million decrease in amortization expense from above market contracts. Amortization of the liability for below market priced coal supply agreements during the nine months ended September 30, 2008 was $3.9 million of credit to expense compared to $11.4 million of credit to expense in the comparable period of the prior year. Amortization of the asset for above market priced coal supply agreements during the nine months ended September 30, 2008 was $5.3 million of expense compared to $7.9 million of expense in the comparable period of the prior year. As shipments on coal supply agreements valued in purchase accounting are completed, the period-over-period impact of the amortization on both the asset and liability balances will continue to diminish until approximately 2010 when shipments associated with these coal supply agreements are estimated to be complete.

Employee and contract termination costs and other. In April 2007, Wabash announced the idling of the mine in southern Illinois. As a result, the Company recognized employee termination costs of $5.9 million and $1.4 million in accordance with the provisions of SFAS No.146 and the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”), respectively, during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Company also recognized $1.8 million of direct and incremental costs related to additional benefit claims for certain severed employees. Additionally, the Company recorded contract termination costs of $5.2 million associated with the idling of the mine. These costs are recorded as Employee and contract termination costs and other in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Change in fair value of derivatives. The Company accounts for its derivative instruments in accordance with SFAS No. 133, as amended. SFAS No. 133, as amended, requires all derivative instruments to be recognized as assets or liabilities and to be measured at fair value. For derivative instruments that have not been designated as cash flow hedges, changes in fair value are recorded in current period earnings or loss. For derivative instruments that have been designated as cash flow hedges, the effective portion of the changes in fair value are recorded in Accumulated other comprehensive (loss) income and any portion that is ineffective is recorded in current earnings or losses. Amounts recorded in Accumulated other comprehensive (loss) income are reclassified to earnings or losses in the period the underlying hedged transaction affects earnings or when the underlying hedged transaction is no longer probable of occurring.

The Company is subject to the risk of price volatility for certain of the materials and supplies used in production, such as diesel fuel and explosives. As a part of its risk management strategy, the Company enters into swap agreements with financial institutions to mitigate the risk of price volatility for both diesel fuel and explosives. The Company has designated these swap agreements as qualifying cash flow hedges in accordance with SFAS No. 133. The Company recorded unrealized losses of $4.1 million for the nine months ending September 30, 2008 under the caption Net change in fair value of derivative instruments for certain diesel fuel related swaps that represented mark-to-market losses prior to the swaps being designated as qualifying cash flow hedges.

The Company evaluates its coal trading activities and associated contracts under SFAS No. 133. Contracts that qualify as derivatives under SFAS No. 133 are accounted for at fair value. Those contracts that qualify as derivatives have not been designated as cash flow hedges and accordingly, the Company includes the unrealized gains and losses in current period earnings or losses. The Company recorded net unrealized losses of $7.6 million related to trading contracts that qualify as derivatives in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2008 under the caption Net change in fair value of derivative instruments.

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	Tons/$	Percent
	(Unaudited, in thousands, except coal sales realization per ton and cost of coal sales per ton)

Powder River Basin
Tons sold	37,196	38,783	(1,587)	(4)%
Coal sales realization per ton	$10.05	$9.14	$0.91	10%
Total revenues	$376,359	$355,588	$20,771	6%
Cost of coal sales per ton(1)	$8.15	$6.42	$1.73	27%
Income from operations	$20,177	$60,667	$(40,490)	(67)%

Northern Appalachia
Tons sold	10,320	9,792	528	5%
Coal sales realization per ton	$44.58	$39.72	$4.86	12%
Total revenues	$463,510	$395,579	$67,931	17%
Cost of coal sales per ton(1)	$33.70	$27.28	$6.42	24%
Income from operations	$45,489	$62,995	$(17,506)	(28)%

Central Appalachia
Tons sold	5,220	6,463	(1,243)	(19)%
Coal sales realization per ton	$66.61	$52.24	$14.37	28%
Total revenues	$351,022	$347,185	$3,837	1%
Cost of coal sales per ton(1)	$56.55	$45.68	$10.87	24%
Income from operations	$3,759	$3,043	$716	24%

(1)	Excludes selling, general and administrative expense; depreciation, depletion and amortization; accretion expense; and changes in fair value of derivative instruments.

Powder River Basin—Income from operations decreased $40.5 million period-over-period due to increased operating costs of $57.2 million, a $4.1 million mark-to-market loss on financial swaps related to diesel fuel, partially offset by increased revenues of $20.8 million. As explained in the revenue section above, the increased revenues resulted from a 10% increase in coal sales realization per ton, partially offset by a 4% decrease in coal sales volumes. Coal sales volumes in the Powder River Basin decreased 1.6 million tons, or 4% period-over-period due to a combination of transportation interruptions caused by severe flooding throughout much of the Midwest, heavy rainfall in Wyoming in the later months of the quarter ended June 30, 2008 and the Company’s decision to limit production due to market conditions for Powder River Basin coal. A 16% period-over-period decrease in production and shipments at Eagle Butte was partially offset by a 7% increase in productions and shipments at Belle Ayr. Operating costs increased $57.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, reflecting higher period-over-period cost of sales of $54.1 million, an increase in depreciation, depletion and amortization costs of $2.4 million and an increase in other miscellaneous expenses of $0.7 million.

The $54.1 million increase in cost of sales referred to above resulted from an increase in cash production costs ($54.7 million), partially offset by decreased other expenses ($0.6 million). The $54.7 million period-over-period increase in cash production costs were primarily in the following areas: (a) supply and service costs primarily consisting of operating supply costs, repair and maintenance expenses, rent, explosives, diesel fuel and outside services ($32.0 million); (b) increased royalty costs mainly due to mining a higher amount of coal that is subject to federal royalties ($15.7 million); (c) labor and employee benefits ($6.5 million); (d) increased miscellaneous expenses ($2.4 million); partially offset by (e) lower tax-related expenses ($1.9 million). Cost of coal sales per ton increased 27% period-over-period.

Higher total depreciation, depletion and amortization costs of $2.4 million related primarily to a period-over-period $2.8 million increase in depreciation as a result of higher capital expenditures during the prior twelve months including increased depreciation related to the completion of an overland conveyor belt that was placed into service during the three months ended September 30, 2007; partially offset by decreased depletion expense related to lower production period-over-period at the Eagle Butte mine ($0.4 million).

Northern Appalachia—Income from operations decreased by $17.5 million period-over-period due to increased operating costs of $85.4 million, partially offset by increased revenues of $67.9 million. As explained in the revenue section above, the increase in revenues resulted from a 5% period-over-period increase in tons sold and a 12% increase in coal sales realization per ton. Coal sales volumes at the Cumberland mine increased 0.1 million tons, or 3% compared to the prior year period and production increased 0.1 million tons, or 1% compared to the prior year period. Coal sales volumes at the Emerald mine increased 0.4 million tons, or 8% compared to the prior year period and production decreased 0.2 million tons, or 4% compared to the prior year period. Production at Emerald during the nine months ended September 30, 2008 decreased due to a combination of adverse geologic conditions in the “B” and “C” districts, a second quarter roof fall incident in the “C” district and increased regulatory activity. This lower production was partially offset by the introduction of a second longwall operating in a new district at Emerald in late February, 2008. The increase in shipments at Emerald during the nine months ended September 30, 2008 was due primarily to 0.7 million tons of coal that was purchased to fulfill existing contracts so that coal produced could be sold at prices more indicative of the current market prices. During the nine months ended September 30, 2007, coal sales volumes and production at Emerald were negatively impacted as a result of a nine day strike by the UMWA.

Operating costs increased $85.4 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, reflecting higher period-over-period cost of sales of $80.7 million and increases in depreciation, depletion and amortization costs of $4.7 million.

The $80.7 million period-over-period increase in cost of sales referred to above was the result of increased cash production costs ($43.7 million); purchased coal expense for which there was no expense in the comparable period of 2007 ($38.0 million); increased miscellaneous other costs ($0.7 million); partially offset by decreased inventory charges to expense related to a lower ratio of tons sold vs. tons produced in the nine months ended September 30, 2008 compared to the prior year period ($1.7 million). The $43.7 million increase in cash production costs were primarily incurred in the following areas: (a) higher labor and employee benefit costs, due to a higher number of employees and period-over-period wage and benefit increases, due primarily to the UMWA wage agreement signed in the second quarter of 2007 ($22.7 million); (b) higher supply and service costs primarily consisting of operating supply costs from increased prices for and usage of roof bolts and miner bits, increased water handling requirements, repairs and maintenance costs due to the timing of rebuilding longwall and other mining equipment and outside services ($16.0 million); (c) higher longwall move expenses ($2.6 million); (d) increased royalty expenses ($1.7 million); and (e) increased miscellaneous expenses ($0.7 million). Cost of coal sales per ton increased by 24% period-over-period.

Higher total depreciation, depletion and amortization costs of $4.7 million related primarily to: (a) increased depreciation primarily related to longwall shields, face conveyors, other mining equipment and coalbed methane development costs ($6.1 million); partially offset by (b) lower depletion expense ($1.1 million); and (c) a period-over-period decrease in expense associated with the amortization of coal supply agreements as shipments on a number of coal supply agreements valued in purchase accounting were completed ($0.3 million).

Central Appalachia—Income from operations increased by $0.7 million period-over-period due to increased revenues of $3.8 million that were partially offset by increased operating costs of $3.1 million. As explained in the revenue section above, the increase in revenues resulted from a 28% increase in coal sales realization per ton, partially offset by a 19% decrease in tons sold. Coal sales volumes in Central Appalachia decreased at the Laurel Creek and Pioneer mines due to lower production. In general, our production in Central Appalachia has been limited by difficult geologic conditions, increased regulatory activity and shortages of skilled miners at our underground mines, particularly Laurel Creek. Coal sales volumes and revenues were also negatively impacted by the absence of coal purchased and resold due to the expiration of the synfuel tax credit in December 2007.

The increase in operating costs of $3.1 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due to increased depreciation, depletion and amortization ($2.8 million); and increased miscellaneous other costs ($0.3 million). Cost of sales was unchanged period-over-period, but included: (a) an increase in cash production costs ($28.0 million); (b) a period-over-period increase in inventory charges to expense related to a higher ratio of tons sold vs. tons produced ($2.8 million); offset by (c) decreased purchased coal expense ($30.1 million); and (d) lower miscellaneous costs ($0.7 million).

The $28.0 million period-over-period increase in cash production costs referred to above was primarily due to increases in the following areas: (a) supply and service costs primarily consisting of repairs and maintenance costs, operating supplies, utilities, explosives, diesel fuel and outside services ($14.5 million); (b) labor and employee benefits ($9.1 million); (c) royalty expenses ($2.8 million); (d) tax-related expenses ($1.5 million); and (e) miscellaneous other expenses ($0.1 million). Cost of coal sales per ton increased approximately 24% period-over-period.

The $2.8 million increase in depreciation, depletion and amortization consisted of a reduced credit to expense for amortization of coal supply agreements of $4.4 million as shipments on a number of below market coal supply agreements valued as liabilities in purchase accounting were completed; and higher depreciation of $0.2 million related to capital expenditures during the prior twelve months; partially offset by lower depletion expense of $1.8 million related to decreased production period-over-period at the Kingston, Pioneer and Laurel creek mines.

Other—Includes the Company’s Illinois Basin operation, including the idled Wabash mine, which ceased operations in the second quarter of 2007; expenses associated with closed mines; Dry Systems Technologies; coal trading operations; and selling, general and administrative expenses not charged out to the Powder River Basin, Northern Appalachia or Central Appalachia mines. During the nine months ended September 30, 2008, the Other segment reported a loss from operations of $61.8 million compared to a loss from operations of $72.9 million in the nine months ended September 30, 2007. The decreased period-over-period loss from operations of $11.1 million in 2008 was primarily due to the absence of employee termination costs and other operating costs related to the Wabash mine, which was idled in April 2007, increased revenues from our coal trading operations and Dry Systems Technologies; partially offset by a $7.6 million mark-to-market unrealized loss recorded for certain contracts executed by our coal trading operations that are being accounted for as derivatives and increased selling, general and administrative expenses.

Interest Expense, Net

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Interest expense-debt related	$(28,760)	$(32,363)	$(3,603)	(11)%
Interest expense-amortization of deferred financing costs	(1,371)	(1,382)	(11)	(1)%
Interest expense-surety bond and letter of credit fees	(4,850)	(4,338)	512	12%
Interest expense-other	(450)	(1,566)	(1,116)	(71)%

Total interest expense	(35,431)	(39,649)	(4,218)	(11)%
Interest income	944	2,574	(1,630)	(63)%

Interest expense, net	$(34,487)	$(37,075)	$(2,588)	(7)%

Interest expense, net for the nine months ended September 30, 2008 decreased compared to the nine months ended September 30, 2007 due to decreased interest expense related to the Senior Secured Credit Facility as a result of lower variable interest rates and repaying $25.1 million of principal in December, 2007; a decrease in other interest expense related to imputed interest for a deferred financing obligation for longwall shields that was paid in the fourth quarter of 2007; and decreased interest income due to lower interest rates realized on short-term investments and a lower average outstanding balance of cash held in short-term investments in the nine months ended September 30, 2008 compared to the prior year period.

Income Tax (Expense) Benefit

	Nine Months Ended September 30,		Increase
	2008	2007	Amount	Percent
	(Unaudited, in thousands)
Income tax (expense) benefit	$(713)	$6,847	$(7,560)	(110)%

For the nine months ended September 30, 2008, income tax expense of $0.7 million represents an effective rate of 3% on the pre-tax loss of $26.9 million compared to an income tax benefit of $6.8 million, or a benefit of 41% on pre-tax income of $16.7 million for the nine months ended September 30, 2007. The income tax expense for the nine months ended September 30, 2008 is comprised of two elements: (a) a $3.3 million benefit resulting from the application of a forecasted 12% annual effective rate based on forecasted annual income results for 2008 applied to the nine month $26.9 million pre-tax loss; offset by (b) a discrete tax expense of $4.0 million related primarily to changes in a valuation allowance estimate for certain state net operating loss carryforwards and adjustments to other miscellaneous estimates. Absent the discrete items, the forecasted annual effective rate of 12% for 2008 increased from the 2007 effective benefit of 38% due primarily to the expected impact of excess depletion deduction projections which are anticipated to be different year-over-year. The impact of the permanent differences for excess depletion deductions changes during interim periods as the Company reconsiders its forecast of full-year pretax income based upon its most recent experience. These changes in estimates are reflected in the effective tax rate in the period in which the information becomes available to the Company.

During the nine months ended September 30, 2008, the Internal Revenue Service’s examination of the Company’s federal income tax return for the 2005 tax year was completed with no changes to the tax return. As a result of the closing of this examination, the Company determined that uncertain tax positions related to its 2005 and prior tax years have been effectively settled. The Company does not anticipate any significant changes in its uncertain tax positions within the next twelve months.

Expected Coal Shipments

As of October 3, 2008, we had sales commitments for 100% of our planned 2008 production. As of October 3, 2008, uncommitted and unpriced tonnage was 6%, 42% and 72% of planned shipments in 2009, 2010 and 2011, respectively.

In 2008 through 2011, the Company expects coal shipments within the following ranges (millions of tons):

	2008	2009	2010	2011
East	20.5 - 21.0	19.5 - 20.5	18.5 - 20.5	18.5 - 20.5
West	50.5 - 51.0	54.0 - 56.0	54.0 - 56.0	54.0 - 56.0
Total consolidated	71.0 - 72.0	73.5 - 76.5	72.5 - 76.5	72.5 - 76.5

Based on its committed and priced planned shipments as of October 3, 2008, the Company estimates its average realization on committed and priced tonnage will be:

	2008	2009	2010	2011
East	$52.21	$65.41	$68.10	$78.20
West	$10.09	$10.43	$11.14	$12.13

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

The following is a summary of cash provided by or used in each of the indicated categories of activities during the nine months ended September 30, 2008 and 2007, respectively.

	Nine Months Ended September 30,
	2008	2007
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$153,904	$175,642
Investing activities	(154,512)	(114,533)
Financing activities-payment of cash dividends to Public Parent	(31,800)	(30,226)
Financing activities-capital contributions from Public Parent	3,728	3,221
Financing activities-excess tax benefit from stock-based awards	5,898	2,704
Financing activities-return of capital to Public Parent	(3,646)	(1,055)

Net (decrease) increase in cash and cash equivalents	$(26,428)	$35,753

Cash provided by operating activities decreased $21.7 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to a $52.1 million decrease in net income and a $33.5 million decrease in cash flows from working capital changes, partially offset by a $63.9 million increase in non-cash add-backs to net income period-over- period. Working capital changes consist primarily of trade accounts receivable, inventory, prepaid expenses and other current and non-current assets, trade accounts payable, accrued expenses, other current and non-current liabilities.

Cash used in investing activities increased $40.0 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due primarily to: (a) a $36.1 million lease bonus bid payment related to the successful bid on new federal coal lease located in the Powder River Basin; and (b) $10.3 million in purchases of equity-method investments; partially offset by (c) decreased capital expenditures, net of proceeds from disposals, for property and equipment of $6.4 million. Capital expenditures in the nine months ended September 30, 2008 totaled $110.8 million which included $44.1 million for the following projects: (a) the acquisition and rebuild of longwall components at Emerald; (b) capital expenditures related to our coal gas recovery projects and land acquisitions and (c) expenditures for air and bleeder shafts. Capital expenditures in the nine months ended September 30, 2007 totaled $120.8 million, including a total of $43.8 million of expenditures related to the following projects: (a) an overland coal conveyor at the Belle Ayr Mine in the Powder River Basin; (b) the acquisition and rebuild of longwall components and upgrades to the rail loading facility at Emerald; and (c) the acquisition and implementation of company wide ERP software.

Cash used in financing activities of $25.8 million during the nine months ended September 30, 2008 consisted of (a) $3.7 million of capital contributions from the Public Parent; (b) $5.9 million in excess income tax benefit from issuance of the Public Parent’s stock-based awards; offset by (c) returns of capital to the Public Parent of $3.6 million; and (d) cash dividends to the Public Parent of $31.8 million for the repurchase of the Public Parent’s common stock in accordance with an authorized stock repurchase program of the Public Parent and for the payment of ordinary dividends on the Public Parent’s common equity. Cash used in financing activities of $25.4 million during the nine months ended September 30, 2007 consisted of: (a) $3.2 million of capital contributions from the Public Parent; (b) $2.7 million in excess income tax benefit from issuance of the Public Parent’s stock-based awards; offset by (c) returns of capital to the Public Parent of $1.1 million; and (d) cash dividends to the Public Parent of $30.2 million for the repurchase of the Public Parent’s common stock in accordance with an authorized stock repurchase program of the Public Parent and for the payment of ordinary dividends on the Public Parent’s common equity.

Liquidity and Long-Term Debt

Our primary source of revenue will continue to be from sales of our coal production and to a much lesser extent, sales of purchased coal to customers. We have borrowing availability under the revolving credit portion of our Senior Secured Credit Facility that expires in 2011, subject to certain conditions. Based on our current levels of operations, we believe that cash generated from sales, remaining cash on hand, cash flows from operations and available borrowings under the revolving credit portion of our Senior Secured Credit Facility will enable us to meet liquidity needs for working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months.

As of September 30, 2008, we have outstanding $599.8 million in aggregate indebtedness, with an additional $330.8 million of available borrowings under our revolving credit facility after giving effect to $169.2 million of letters of credit outstanding as of September 30, 2008. Debt service and projected capital expenditures represent our most significant liquidity requirements.

The recent credit crisis has resulted in unprecedented redemption pressure on money market funds in general. With respect to our short-term investments classified on our Consolidated Balance Sheets in Cash and cash equivalents, the Company has not been affected, and our investments continue to meet the qualification of cash equivalents.

With respect to recent global economic events, there is an unprecedented uncertainty in the financial markets and this uncertainty brings potential liquidity risks to the Company. Such risks include additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults and further commercial bank failures. Although the majority of the financial institutions in our bank credit facility appear to be strong, there are no assurances of their continued existence as the banking industry continues to consolidate. However, we have no indication that any such transactions would impact our current credit facility. The credit worthiness of our customers is constantly monitored by the Company. We believe that our current group of customers are sound and represent no abnormal business risk.

The recent deterioration in the securities markets may negatively impact the value of the assets included in our defined benefit pension plans, the effect of which has not been reflected in the accompanying consolidated financial statements, based on the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) , which require plan assets and obligations to be re-measured at December 31, 2008. Should values not recover before December 31, 2008, the decline in fair value of our plans could result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. Further, the decline in fair value may result in additional cash contributions during 2009 in accordance with plan funding requirements.

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

In 2006, the Public Parent’s Board of Directors authorized a stock repurchase program (the “Repurchase Program”), authorizing the Public Parent to repurchase shares of its common stock from time to time, as determined by authorized officers of the Public Parent, up to an aggregate amount of $100.0 million. In September, 2008 the Public Parent’s Board of Directors authorized a $100.0 million increase to the Repurchase Program, up to an aggregate amount of $200.0 million. During the nine months ended September 30, 2008, the Company paid cash dividends of $25.0 million to the Public Parent for the repurchase of common stock in accordance with the Public Parent’s repurchase program. During the nine months ended September 30, 2007, the Company paid cash dividends of $23.4 million to the Public Parent for the repurchase of common stock in accordance with the Public Parent’s repurchase program. Subsequent to the end of the quarter, in October, 2008, the Company paid cash dividends of $14.3 million to the Public Parent for the repurchase of common stock in accordance with the Public Parent’s repurchase program.

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

Covenants and required levels as defined by the Senior Secured Credit Facility and the indenture governing the outstanding 7.25% Senior Notes are:

	Actual Covenant Levels; Period Ended September 30, 2008	Required Covenant Levels; January 1, 2008 to December 31, 2008	Required Covenant Levels; January 1, 2009 and Thereafter
Senior Secured Credit Facility(1)
Minimum Adjusted EBITDA to cash interest ratio	6.2x	2.5x	2.5x
Maximum total debt less unrestricted cash to Adjusted EBITDA ratio	2.1x	3.75x	3.5x
Indenture(2)
Minimum Adjusted EBITDA to fixed charge ratio	6.2x	2.0x	2.0x

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

As of September 30, 2008, the Company was in compliance with all required financial covenants of the Senior Secured Credit Facility.

		Deduct:	Add:
	Twelve Months Ended December 31, 2007	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Twelve Months Ended September 30, 2008
EBITDA(1)	$274,627	$201,734	$164,686	$237,579
Non-cash charges (income)(2)	16,770	11,987	30,543	35,326
Extraordinary or non-recurring items(3)	15,770	14,548	1,106	2,328
Other adjustments(4)	1,770	1,258	878	1,390

Adjusted EBITDA	$308,937	$229,527	$197,213	$276,623

(1)	EBITDA is calculated in the table below:

		Deduct:	Add:
	Twelve Months Ended December 31, 2007	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Twelve Months Ended September 30, 2008
Net income	$33,689	$23,535	$(28,574)	$(18,420)
Interest expense	53,666	39,649	35,431	49,448
Interest income	(3,531)	(2,574)	(944)	(1,901)
Income tax (benefit) expense	(7,812)	(6,847)	713	(252)
Depreciation, depletion and amortization	202,029	151,412	156,553	207,170
Amortization of coal supply agreements	(3,414)	(3,441)	1,507	1,534

EBITDA	$274,627	$201,734	$164,686	$237,579

(2)	We are required to adjust EBITDA, as defined above, for the following non-cash charges:

		Deduct:	Add:
	Twelve Months Ended December 31, 2007	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Twelve Months Ended September 30, 2008
Accretion on asset retirement obligations	$10,155	$7,492	$8,450	$11,113
Stock-based compensation expense(a)	6,178	4,307	9,742	11,613
Other(b)	437	188	12,351	12,600

Total	$16,770	$11,987	$30,543	$35,326

(a)	Amount represents compensation expense for nonqualified stock options and restricted stock units under SFAS No. 123 (revised 2004) Share-Based Payment.
(b)	For the nine months ended September 30, 2008, amount primarily relates to non-cash unrealized losses on derivative contracts.

(3)	We are also required by the credit agreement to adjust EBITDA, as defined above, for the following extraordinary or non-recurring expense:

		Deduct:	Add:
	Twelve Months Ended December 31, 2007	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Twelve Months Ended September 30, 2008
Litigation/arbitration/contract settlements, net(a)	$6,285	$5,421	$162	$1,026
Other(b)	9,485	9,127	944	1,302

Total	$15,770	$14,548	$1,106	$2,328

(a)	In the twelve and nine month periods in 2007, amount primarily represents contract termination costs of $5.2 million incurred in connection with the idling of the Wabash mine.
(b)

In the twelve and nine month periods in 2007, amounts primarily represent employee termination costs incurred of $9.3 million and $9.1 million, respectively, in connection with the idling of the Wabash mine.

(4)	We are also required to make adjustments to EBITDA for items such as incremental insurance costs and franchise taxes not included in income tax expense.

Cash interest for the twelve months ended September 30, 2008 is calculated as follows:

(Unaudited) (In thousands)
Pro forma cash interest expense for the twelve months ended December 31, 2007(a)	$44,614
Add: Interest expense for the nine months ended September 30, 2008	35,431
Less: Amortization of deferred financing costs for the nine months ended September 30, 2008	1,371
Less: Cash interest income for the nine months ended September 30, 2008	944
Less: Other non cash interest expense for the nine months ended September 30, 2008(b)	425
Less: Pro forma cash interest expense for the nine months ended September 30, 2007(a)	32,838

$44,467

(a)	As defined by Foundation Coal Corporation’s bank credit agreement.
(b)	Other non-cash interest expense for the nine months ended September 30, 2008 relates to imputed interest expense on a contract settlement liability recorded on a present value basis.

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

Contractual Obligations

The following is a summary of our significant future contractual obligations by year as of September 30, 2008:

	2008	2009-2010	2011-2012	After 2012	Total
	(Unaudited, in thousands)
Long-term debt	$-	$50,250	$251,250	$298,285	$599,785
Estimated cash interest on long-term debt	3,677	71,134	49,504	43,251	167,566
Estimated cash payments for asset retirement obligations	3,272	9,023	8,376	235,255	255,926
Unconditional purchase commitments	90,254	68,573	-	-	158,827
Federal coal lease	-	72,216	72,216	-	144,432
Operating leases	1,374	6,151	2,295	4,499	14,319

Total	$98,577	$277,347	$383,641	$581,290	$1,340,855

We expect to use cash flows provided by operating activities to invest in the range of $170.0 million to $180.0 million in capital expenditures during calendar year 2008 of which $120.0 million to $130.0 million is to maintain production and replace mining equipment. The additional $50.0 million is expected to be directed toward improvements in productivity and selective expansions of production. Approximately $33.9 million of the 2008 capital expenditures are included in unconditional purchase commitments shown above. The remaining 2008 unconditional purchase commitments consist of $39.8 million for purchased coal in normal quantities for delivery to customers and $16.6 million pertaining to forward contracts to purchase explosives and diesel fuel in normal quantities for use at our mines. Unconditional purchase commitments represent contractual commitments to purchase assets in the future. We expect to contribute between $11.0 million and $12.0 million to our defined benefit retirement plans and to pay approximately $25.1 million of retiree health care benefits, gross of Medicare Part D subsidies, in calendar year 2008. We also expect to incur approximately $7.3 million per year for surety bond premiums and letters of credit fees. We believe that cash balances plus cash generated by operations will be sufficient to meet these obligations plus fund requirements for working capital and capital expenditures without incurring additional borrowings.

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

We had outstanding surety bonds with a total face amount of $299.0 million as of September 30, 2008, of which $274.3 million secured reclamation obligations; $15.7 million secured coal lease obligations; $7.1 million secured self-insured workers’ compensation obligations; and $1.9 million secured other miscellaneous obligations. In addition, we had $169.2 million of letters of credit in place for the following purposes: $37.2 million for workers’ compensation, including collateral for workers’ compensation bonds; $8.1 million for UMWA retiree health care obligations; $117.1 million for collateral for reclamation surety bonds; and $6.8 million for other miscellaneous obligations. In the last few years, the market terms under which surety bonds can be obtained have generally become less favorable to all mining companies. In the event that additional surety bonds become unavailable, we would seek to secure our obligations with letters of credit, cash deposits or other suitable forms of collateral.

Certain Trends and Uncertainties

Our long-term outlook for the coal markets in the United States remains positive. The Energy Information Administration in its Annual Energy Outlook—2008 forecasts that coal-fired electrical generation will increase by an average annual growth rate of 1.1% through 2015. For the 12 month period ending on September 30, 2008, electric power generation from coal has increased 0.7% from the same period in 2007. Demand for coal and coal-based electricity generation in the U.S. is being driven by various factors such as the growing economy, increasing population, increasing demand to power residential electronics, public demands for affordable electricity, relatively high prices for the alternative fossil fuels of gas and oil for electricity generation, the inability for renewable energy sources such as wind and solar to become the base load source of electric power, geopolitical risks for continuing to import large quantities of global oil and natural gas resources, increasing demand for coal outside the U.S. resulting in increased exports and the relatively abundant steam coal reserves located within the United States. Despite the recent downturn to the U.S. economy, the October 2008 International Monetary Fund forecast for U.S. annual GDP growth averages over 2% for the next five years.

According to the U.S. Department of Energy, National Energy Technology Laboratory, Tracking New Coal-Fired Power Plants, dated June 30, 2008, there are approximately 16,534 megawatts of new coal-fired electrical generation under construction in the United States. There is an additional 1,962 megawatts near construction and 8,415 megawatts of new coal-fired electrical generating capacity permitted and expected to be constructed. This new capacity will increase the annual coal consumption for electrical generation by an estimated ninety million tons, much of which is expected to be supplied from the Powder River Basin in Wyoming. Approximately 37,400 megawatts of additional coal-fired electrical generation has been announced and is in the early stages of permitting and development.

During 2008 coal exports from the United States increased significantly in response to strong worldwide demand for coal. The largest increases in international coal demand are from the rapidly growing and industrializing economies of China and India. Due partly to weather-related and infrastructure constraints in Australia and reduced exports from South Africa and other coal exporting countries, the seaborne coal trade has struggled to keep up with these increases in demand. Seaborne coal shipments traditionally destined for Europe have been diverted to Asia creating opportunities to increase exports from the United States. Coal export volumes increased nearly 20% in 2007 compared to 2006. Export volumes for 2008 are forecast to increase by an estimated 43% to levels last seen over a decade ago. The surge in demand for exports, combined with a relatively weak U.S. dollar and increased domestic coal consumption by coal exporting countries, has increased spot prices for metallurgical and thermal coals produced in the Eastern United States by an estimated 300% and 250%, respectively, since 2007. The increases in coal exports have also tightened fundamentals in the domestic steam and metallurgical coal markets leading to higher prices in the Eastern U.S. regions.

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

Proposed coal-fired electric generating facilities that do not include technologies to capture and store carbon dioxide are facing increasing opposition from environmental groups as well as state and local governments who are concerned with global climate change and uncertain financial impacts of potential greenhouse gas regulations. Coal-fired generating plants incorporating carbon dioxide capture and storage technologies are more expensive to build than conventional pulverized coal generating plants and the technologies are still in the developmental stages. This dynamic may cause power generating companies to cut back on plans to build coal-fired plants in favor of alternative forms of baseload electrical generation in the near-term. Nevertheless, the level of interest in new coal-fired generating facilities remains strong. In combination with heightened interest in coal gasification and coal liquefaction, this level of interest is a potential indicator of increasing demand for coal in the United States.

Based on weekly production reporting through September 30, 2008 from the Energy Information Administration, year-to-date Appalachian production has risen over the comparable period of 2007 by approximately 1.4% as high prices have encouraged increased output. Through September 30, 2008, year-to-date Western coal production has increased approximately 2.4% from the comparable period of the prior year. Judicial decisions in Central Appalachia with respect to permits to construct valley fills at surface mines are likely to slow the process of obtaining surface mining permits in that region with resultant uncertainties for producers. Spot market prices for Central Appalachian and Northern Appalachian coals increased by roughly 235% and 245%, respectively, for the month of September, 2008, compared to the same month one year earlier. Spot market prices for the month of September for Powder River Basin coal are down approximately 12% from the previous year, as utility stockpiles of PRB coal are at above-average levels. Long-term, the delicate balance of coal supply and increasing coal demand is expected to result in strong, but volatile fundamentals for the U.S. coal industry.

Our revenues depend on the price at which we are able to sell our coal. The current pricing environment for U.S. steam coal production is strong in relation to historical pricing levels. Prices for high quality metallurgical coal, used to manufacture coke for steelmaking, remained strong through September, 2008 in response to increased worldwide demand for steel and production and transportation constraints in exporting metallurgical coal from Australia.

The worldwide economic slowdown and the current volatility and uncertainty in the credit markets are beginning to have an impact on the demand and price of coal. Weakening global energy fundamentals, including the decline in demand and prices for both natural gas and crude oil have driven spot prices of coal lower in the financial markets. Some steel manufacturers are shutting-in capacity due to the lack of near-term visibility around demand for steel for construction and other down-stream products. A protracted economic slowdown could slacken demand for metallurgical and steam coals and could negatively influence pricing in the near-term. Longer-term, coal industry fundamentals remain intact. Coal has been the fastest growing fossil fuel for five consecutive years, and significant additional growth is expected worldwide. The seaborne coal market has grown to nearly 1 billion tons annually, and U.S. exports are projected to continue to increase. These factors should lead to a tight market for coal, both globally and in the United States, in the coming years. While these threats are real and will almost certainly have some impact on coal pricing, we do not believe it will change the long-term view for coal.

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

The Company’s management continues to aggressively control costs and strives to improve operating performance to mitigate external cost pressures. As with most of our competitors, we are experiencing increases in operating costs related to fuel, explosives, steel, tires, contract services and healthcare and have taken measures to mitigate the increases in these costs at all operations. Each of our regional mining operations has developed its own supplier base consistent with local needs. We have a centralized sourcing group for major supplier contract negotiation and administration, for the negotiation and purchase of major capital goods, and to support the business units. The supplier base has been relatively stable for many years, but there has been some consolidation. We are not dependent on any one supplier in any region. We promote competition between suppliers and seek to develop relationships with those suppliers whose focus is on lowering our costs. We seek suppliers who identify and concentrate on implementing continuous improvement opportunities within their area of expertise. To the extent upward pressure on costs exceeds our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. In addition, historically low long-term interest rates have had a negative impact on expenses related to our actuarially determined, employee-related liabilities. Employee labor costs have increased primarily due to the demands associated with attracting and retaining a stable workforce.

We may also continue to experience difficult geologic conditions, delays in obtaining permits, labor shortages, unforeseen equipment problems and shortages of critical materials such as tires and explosives that may limit our ability to produce at forecasted levels. To the extent upward pressure on costs exceed our ability to realize sales increases, or if we experience unanticipated operating or transportation difficulties, our operating margins would be negatively impacted. See the Special Note Regarding Forward-Looking Statements contained elsewhere in this Quarterly Report on Form 10-Q for additional considerations regarding our outlook.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements in ITEM I.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Price Risk

We have some exposure to price risk for supplies that are used directly or indirectly in the normal course of production such as diesel fuel, steel and other items such as explosives. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers and may use financial derivative contracts from time to time, primarily swap contracts with financial institutions, for a certain percentage of our monthly requirements.

Notional amounts outstanding under explosives-related swap contracts, scheduled to expire in 2008, were 135,000 mmbtu of natural gas. We expect to use approximately 12,810 tons of explosives in the remainder of 2008. Through our hedging contracts, we have fixed prices for approximately 59% of our remaining expected explosive needs for 2008.

Notional amounts outstanding under explosives-related swap contracts, scheduled to expire in 2009, were 684,000 mmbtu of natural gas. We expect to use approximately 53,840 tons of explosives in 2009. Through our hedging contracts, we have fixed prices for approximately 71% of our expected explosive needs for 2009.

Notional amounts outstanding under diesel fuel-related swap contracts, scheduled to expire in 2008, were 3,000 barrels of crude oil. We expect to use approximately 4,677,230 gallons of diesel fuel in the remainder of 2008. Through our derivative swap contracts and physical forward contracts, we have fixed prices for approximately 92% of our expected diesel fuel needs for 2008.

Notional amounts outstanding under diesel fuel-related swap contracts, scheduled to expire in 2009, were 311,000 barrels of crude oil. We expect to use approximately 22,618,560 gallons of diesel fuel in 2009. Through our derivative swap contracts and physical forward contracts, we have fixed prices for approximately 76% of our expected diesel fuel needs for 2009.

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

The interest rate on the outstanding principal of our Senior Secured Credit Facility was 4.88% as of September 30, 2008. A hypothetical 1% increase in interest rates would have increased our interest expense approximately $2.3 million for the nine months ended September 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES.

Not applicable.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information required by this Item is contained in Note 17, PART I, ITEM 1 entitled “Commitments and Contingencies” contained in this Report and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS.

In the Environmental and Other Regulatory Matters section and the Risk Factors section of our Annual Report Form 10K filed for the year ending December 31, 2007 we discuss the Clean Air Interstate Rule (“CAIR”) issued by the EPA in 2005. After the passage of CAIR, different entities and organizations challenged the rule on various bases. The U.S. Court of Appeals for the D.C. Circuit (State of North Carolina, et al. v. EPA, No. 05-1244) on July 11, 2008 issued its decision in litigation challenging CAIR. The decision vacates CAIR and the CAIR federal implementation plan in their entirety. The decision remands CAIR to EPA to promulgate a rule that complies with the court’s opinion. The court ruled against EPA on several of the core aspects of the rule, including: CAIR’s use of unrestricted interstate trading; the 2015 compliance deadline for Phase 2 of CAIR; the use of Title IV allowances at a heightened surrender ratio for compliance with the SO2 part of CAIR; and EPA’s determination of the SO2 and NOx emission budgets. The court also struck down emission allowance trading in CAIR, holding that unrestricted trading might result in no emission reductions in an upwind state, thereby preventing EPA from fulfilling its responsibility under the Clean Air Act to prohibit sources in one state from contributing to nonattainment in another state. This ruling may significantly impact EPA’s potential future ability to address interstate pollution transport with a cap-and-trade system. The court also rejected an EPA “fairness” argument and ruled that it was inappropriate for EPA to divide a region wide NOx budget among the states, and essentially remove each state’s responsibility to eliminate its own significant contribution to downwind pollution. As a result of the decision, the NOx State Implementation Plan Call trading program (terminated only as part of the CAIR rulemaking), will continue in the absence of CAIR. As such, downwind states retain the right under the Clean Air Act to petition for immediate relief from unlawful interstate pollution.

In late September 2008, the EPA and various other organizations, including the National Mining Association of which we are a member, petitioned the U.S. Court of Appeals for a rehearing. On October 21, 2008 the court asked the petitioners and the EPA to brief several matters such as whether the petitioners sought for the rule to be vacated in its entirety, and whether the court should stay its mandate until EPA promulgates a new rule. If the decision is not modified on appeal, the parties may elect to appeal this decision to the United States Supreme Court. Alternatively, the EPA may commence the process of developing new regulations to accomplish some or all of the objectives under CAIR, or may pursue both paths. Congress may proceed to pass legislation to accomplish some or all of the objectives of the CAIR which was struck down. Individual states covered by CAIR may proceed to develop their own regulations in this area which may differ, and therefore may be more difficult to implement and operate within. The decision may affect the price of allowances purchased and sold related to emission of SO2 and NOx, and this in turn may increase or decrease the demand for certain coals. If the prices for allowances change, this may affect the penalties imposed or premiums paid under the contracts through which we sell our coal. These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations or cash flow.

There have been no other material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2007, filed March 19, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

(a)	None.

(b)	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATION.

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS.

The exhibits to this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008	FOUNDATION COAL CORPORATION (Registrant)

/s/ JAMES F. ROBERTS
James F. Roberts
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